Form 10QSB
period 1995-03-31
WHITE DAVID INC
filed 1995-05-15
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended   March 31, 1995

[   ]  Transition report under Section 13 or 15 (d) of the Exchange Act.

       For the transition period from __________________ to _________________

Commission file number number   0-3555

                              David White, Inc.
- - -----------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


            Wisconsin                                   39-0967642
- - ----------------------------------------      -------------------------------
(State or Other Jurisdiction of                      (I. R. S. Employer
Incorporation or Organization)                       Identification No.)


                    11711 River Lane, Germantown, WI 53022
- - -----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (414) 251-8100
- - -----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____X____ No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                            Outstanding at April 30, 1995
- - ----------------------------------------       -------------------------------
Common Stock, $3.00 Par Value Per Share                527,823 Shares

                               DAVID WHITE, INC.

                                     INDEX



                                                                      Page No.
                                                                      --------


Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
              March 31, 1995 and December 31, 1994                       3

          Consolidated Condensed Statements of Earnings -
              Three Months Ended March 31, 1995 and 1994                 4

          Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1995 and 1994                 5

          Notes to Unaudited Consolidated Condensed
              Financial Statements                                       6

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Earnings                                                 7 & 8


Part II.  Other Information

          Signature                                                      9


PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                                                            March 31,    December 31,
                                        Assets                1995          1994
                                        ------             -----------  --------------
                                                           (Unaudited)
Current Assets
- - --------------
Cash and cash equivalents                                    $      0     $    892
Trade accounts receivable, net                                  3,404        1,442
Inventories                                                     4,706        4,645
Other current assets                                               83          112
                                                               ------       ------
  Total current assets                                          8,193        7,091

Other Assets
- - ------------
Technology and patents, net                                       222          245
Intangible pension asset                                          211          211
Other                                                             310          322
                                                               ------       ------
                                                                  743          778

Property, plant and equipment, net                              2,322        2,176
Goodwill, net                                                   1,129        1,150
                                                               ------       ------
  Total assets                                               $ 12,387     $ 11,195
                                                               ======       ======

        Liabilities and Stockholders' Investment
        -----------------------------------------

Current Liabilities
- - -------------------
Notes payable to bank                                        $  1,393     $    413
Trade accounts payable                                            924          852
Accrued liabilities                                               638          676
Income taxes                                                      116          173
Current maturities of long-term debt                              289          284
                                                                 ----        -----
  Total current liabilities                                     3,360        2,398

Long-term debt, less current maturities                         2,073        2,148
Long-term pension liability                                       573          573

Minority interest                                                  49           44

Stockholders' Investment
- - ------------------------
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares            2,077        2,077
Additional paid-in capital                                      1,024        1,024
Retained earnings                                               4,961        4,747
Additional pension liability                                     (362)        (362)
Cumulative translation adjustment                                 169           83
Treasury stock at cost - 164,417 shares                        (1,537)      (1,537)
                                                               ------       ------
Total stockholders' investment                                  6,332        6,032
                                                               ------       ------
  Total liabilities and stockholders' investment             $ 12,387     $ 11,195
                                                               ======       ======

See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1995       1994
                                                             --------   --------

Net sales                                                    $  4,827   $  4,243
Cost of goods sold                                              3,545      3,108
                                                             --------   --------

  Gross margin                                                  1,282      1,135

Selling and administrative expenses                               891        784
                                                             --------   --------

  Earnings from operations before
    other expenses and income taxes                               391        351

Other income (expenses)

  Other income                                                      7          0
  Interest expense                                                (76)       (60)
  Amortization of intangible assets                               (45)       (46)
  Minority interest                                                (4)        (4)
                                                             --------   --------

Earnings before income taxes                                      273        241

Income taxes                                                       59         35
                                                             --------   --------

Net earnings                                                 $    214   $    206
                                                             ========   ========

Net earnings per common share                                $    .41   $    .39
Average common shares outstanding                             527,823    527,523

Dividends per common share outstanding                       $    .00   $    .00



See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------

Cash flows from operating activities:
 Net earnings                                               $   214     $   206
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation                                                103         109
    Amortization of intangible assets                            45          46
    Minority interest in earnings of subsidiary                   4           4

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                   (2,006)     (1,857)
       Inventories                                               (3)       (251)
       Prepaid expenses and other assets                         61          90

     Increase (decrease) in:
       Accounts payable and accrued liabilities                 184         329
       Income taxes                                             (81)         29
                                                            -------     -------

       Net cash used in operating activities                 (1,479)     (1,295)

Cash flows from investing activities:
 Additions to property, plant & equipment                      (244)        (68)
                                                            -------     -------
       Net cash used in investing activities                   (244)        (68)

Cash flows from financing activities:
 Principal payments on debt                                     (70)
 Net increase in notes payable to bank                          894       1,357
                                                            -------     -------
        Net cash provided by financing activities               824       1,357

Effect of exchange rate changes on cash                           7

Net increase (decrease) in cash and cash equivalents           (892)         (6)

Cash and cash equivalents at beginning of year                  892          41
                                                            -------     -------

Cash and cash equivalents at end of period                  $     0     $    35
                                                            =======     =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    76         55
     Income taxes                                               140          6


See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's latest annual report on Form 10-KSB.

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. It is not practicable to segregate the amounts of raw materials, work in progress, finished goods or supplies.

                               DAVID WHITE, INC.
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors that have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of operations.

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:


                                                           Comparison of
                                                        ------------------
                                                        Three Months Ended
                                                             March 31,
                                                           1995 and 1994
                                                        -------------------
                                                        Increase (Decrease)
                                                              (000's)

Net sales                                                        584
Cost of goods sold                                               437
Selling and administrative expenses                              107
Other income                                                       7
Interest expense                                                  16
Amortization of intangible assets                                 (1)
Minority interest                                                  0
Earnings before income taxes                                      32
Income taxes                                                      24
Net earnings                                                       8


RESULTS OF OPERATIONS

FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994

Consolidated sales of $4.8 million for the first quarter of 1995 were up 14% from 1994's first quarter sales of $4.2 million, despite higher domestic interest rates from a year ago. Gross margins for the first quarter of 1995 and 1994 remained steady at 27.6% and 27.7% respectively. Most of the gains from increased domestic manufacturing activity were offset by unfavorable exchange charges stemming from the deterioration of the U.S. dollar on incoming shipments from the Company's Swiss subsidiary and other imports. Selling and administrative expenses were up 14% or $107,000 on the 14% increase in sales. Earnings improved from $206,000 for the first quarter of 1994 to $214,000 for the first quarter of 1995. Interest expense was up $16,000 due to increase in domestic bank loans from 1994 to support higher sales. In light of the continuing unprofitability of its Swiss subsidiary, Ammann Lasertechnik AG, and the deterioration of the U.S. dollar and its effect on the profitability of products sold by Ammann Lasertechnik, the Company recently entered into non-binding letters of intent to sell its 90% interest in its Swiss subsidiary back to Hans-Rudolf Ammann. Although the sale, if and when it occurs, will likely result in a negative impact on the Company's equity and current earnings largely as a result of a write-off of goodwill, the value of the transaction will likely exceed the book value of the subsidiary. Management believes the proposed transaction would be in the best interests of the Company's shareholders. The Board of Directors of the Company has taken the recommendation from management under advisement and has directed management to provide it with further information concerning the final terms being negotiated.

LIQUIDITY

Each year domestic receivables increase during the first quarter as the Company offers a deferred payment program to its key distributors. The Company will be reducing its outstanding borrowings in the second quarter as the deferred payments are collected. The domestic bank permanently increased the Company's revolving credit line from $1 million to $1.75 million on March 21, 1995 to accommodate the increased cash requirements. The interest rate on the revolving line is the bank's prime rate, which is currently 9%.

CAPITAL RESOURCES

No significant capital commitments were outstanding at the end of the first quarter.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DAVID WHITE, INC.
                            ---------------------------------------
                                         (Registrant)




                                   /s/  Tony L. Mihalovich
                            ---------------------------------------
                                        Tony L. Mihalovich
                                            (President)



                                   /s/  James L. Younk
                            ---------------------------------------
                                        James L. Younk
                                   (Vice President-Finance)




Date:           May 12, 1995
                ------------