Form 10QSB
period 1995-06-30
WHITE DAVID INC
filed 1995-08-16
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

      /x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934.

      For the quarterly period ended           June 30, 1995
                                          -----------------------

      / / Transition report under Section 13 or 15(d) of the Exchange Act.


      For the transition period from _________________ to _________________

      Commission file number            0-3555
                                       --------

                              David White, Inc.
              --------------------------------------------------
                   (Exact Name of Small Business Issuer as
                          Specified in Its Charter)


         Wisconsin                                          39-0967642
-------------------------------                         ------------------
(State or Other Jurisdiction of                         (I. R. S. Employer
Incorporation or Organization)                          Identification No.)


                    11711 River Lane, Germantown, WI 53022
              -------------------------------------------------
                   (Address of Principal Executive Offices)

                                (414) 251-8100
              -------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     __X__     No     _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                            Outstanding at July 31, 1995
----------------------------------------       ----------------------------------------
Common Stock, $3.00 Par Value Per Share                457,323 Shares

                               DAVID WHITE, INC.

                                     INDEX




                                                                       Page No.
                                                                       --------

Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
            June 30, 1995 and December 31, 1994                           3

          Consolidated Condensed Statements of Operations -
            Three Months and Six Months Ended June 30, 1995
            and 1994                                                      4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1995 and 1994                       5

          Notes to Unaudited Consolidated Condensed
            Financial Statements                                          6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  7 - 8


Part II.  Other Information

          Item 4. Submission of Matters to a Vote
            of Security Holders                                           9

          Item 6. Exhibits and Reports on Form 8-K                      9 - 11

          Signature                                                       12

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                                                            June 30,     December 31,
                                                              1995            1994
                                                           -----------  --------------
                                                           (Unaudited)
                                      Assets
Current Assets
Cash and cash equivalents                                    $      0     $    892
Trade accounts receivable, net                                  2,342        1,442
Inventories                                                     4,343        4,645
Other current assets                                               36          112
                                                             --------     --------
  Total current assets                                          6,721        7,091

Other Assets
Technology and patents, net                                       205          245
Intangible pension asset                                          211          211
Other                                                             298          322
                                                             --------     --------
                                                                  714          778

Property, plant and equipment, net                              2,599        2,176
Goodwill, net                                                       0        1,150
                                                             --------     --------
  Total assets                                               $ 10,034     $ 11,195
                                                             ========     ========

                   Liabilities and Stockholders' Investment

Current Liabilities
Notes payable to bank                                        $    645     $    413
Trade accounts payable                                            798          852
Accrued liabilities                                               688          676
Income taxes                                                       89          173
Current maturities of long-term debt                              296          284
                                                             --------     --------
  Total current liabilities                                     2,516        2,398

Long-Term Liabilities
Long-term debt, less current maturities                         1,997        2,148
Long-term pension liability                                       573          573
                                                             --------     --------
  Total long-term liabilities                                   2,570        2,727

Minority interest                                                   0           44

Stockholders' Investment
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares
    and 691,940 shares, respectively                            2,077        2,077
Additional paid-in capital                                      1,024        1,024
Retained earnings                                               4,503        4,747
Additional pension liability                                     (362)        (362)
Cumulative translation adjustment                                   0           83
Treasury stock at cost - 234,917 shares and
  164,417 shares, respectively                                 (2,294)      (1,537)
                                                             --------     --------
Total stockholders' investment                                  4,948        6,032
                                                             --------     --------
  Total liabilities and stockholders' investment             $ 10,034     $ 11,195
                                                             ========     ========

See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                           -------------------     ------------------
                                             1995       1994         1995       1994
                                           --------   --------     --------  --------
Net sales                                  $  4,272   $  4,190     $  9,099  $  8,433

Cost of goods sold                            3,220      2,980        6,765     6,088
                                           --------   --------     --------  --------
  Gross margin                                1,052      1,210        2,334     2,345

Loss on sale of subsidiary                     (722)         0         (722)        0

Selling and administrative expenses             791        722        1,682     1,506
                                           --------   --------     --------  --------
  Earnings (loss) from operations before
    other expenses and income taxes           (461)        488          (70)      839

Other income (expenses)

  Other income                                   27          0           34         0
  Interest expense                             (101)       (76)        (177)     (136)
  Amortization of intangible assets             (30)       (46)         (75)      (92)
  Minority interest                               4        (13)           0       (17)
                                           --------   --------     --------  --------
Earnings (loss) before income taxes            (561)       353         (288)      594

Income taxes (benefit)                         (104)        47          (45)       82
                                           --------   --------     --------  --------
Net earnings (loss)                        $   (457)  $    306     $   (243) $    512
                                           ========   ========     ========  ========
Net earnings (loss) per common share       $   (.91)  $    .58     $   (.47) $    .97
Average common shares outstanding           504,323    527,526      516,073   527,525

Dividends per common share outstanding     $    .00   $    .00     $    .00  $    .00


See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Cash flows from operating activities:
 Net earnings (loss)                                         $  (243)   $   512
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation                                                 205        214
    Amortization of intangible assets                             75         92
    Minority interest in earnings of subsidiary                    0         17
    Issuance of common stock - employment agreement                0          3
    Loss on sale of subsidiary                                   722          0

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                      (558)      (919)
       Inventories                                              (433)      (515)
       Prepaid expenses and other assets                         (54)        32

     Increase (decrease) in:
       Accounts payable and accrued liabilities                  (16)       313
                                                             -------    -------
       Net cash used in operating activities                    (302)      (251)

Cash flows from investing activities:
 Additions to property, plant & equipment                       (684)      (141)
                                                             -------    -------
       Net cash used in investing activities                    (684)      (141)

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                         0       1,600
 Principal payments on debt                                    (139)        (19)
 Net increase in notes payable to bank                          228      (1,133)
                                                            -------     -------
        Net cash provided by financing activities                89         448

Effect of exchange rate changes on cash                           5           2

Net increase (decrease) in cash and cash equivalents           (892)         58

Cash and cash equivalents at beginning of year                  892          41
                                                            -------     -------
Cash and cash equivalents at end of period                  $     0     $    99
                                                            =======     =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                   156         129
     Income taxes                                               165           9


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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. It is not practicable to segregate the amounts of raw materials, work in progress, finished goods or supplies.

4. During the second quarter of 1995, the Company and its work force agreed to terminate the union's defined benefit retirement plan at the end of 1995. Management estimates the potential fourth quarter charge will range between $200,000 - $300,000 based upon current interest rate assumptions. Over 80% of the current cash requirements are invested in a trust account. The equity section of the balance sheet contains an unrecognized loss of $289,000 to cover the unfunded portion of any additional liability.

5. On May 31, 1995, the Company sold its 90% investment in Ammann Lasertechnik to Hans Ammann from whom it was originally purchased on June 30, 1989.
    The following is a schedule of non-cash activities in connection with the sale of the subsidiary:

   Net carrying value of assets sold              $   (691)
   Write-off of goodwill                            (1,123)
   Fair market value of common stock received          757
   Other assets - net                                  335
                                                  --------
   Loss on sale of subsidiary                         (722)
   Tax benefit                                         147
                                                  --------
   Loss on sale of subsidiary - net of taxes      $   (575)
                                                  ========

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:


                                                        Comparison of
                                            ----------------------------------------
                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                               1995 and 1994        1995 and 1994
                                            -------------------  -------------------
                                            Increase (Decrease)  Increase (Decrease)
                                                  (000's)              (000's)
Net sales                                            82                  666
Cost of goods sold                                  240                  677
Selling and administrative expenses                  69                  176
Other income                                         27                   34
Loss on sale of subsidiary, net of tax benefit      575                  575
Interest expense                                     25                   41
Amortization of intangible assets                   (16)                 (17)
Minority interest                                   (17)                 (17)
Earnings before income taxes                       (767)                (735)
Income taxes                                         (4)                  20
Net earnings                                       (763)                (755)


RESULTS OF OPERATIONS

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

On May 31, 1995, the Company sold its 90% investment in Ammann Lasertechnik to Hans Ammann from whom it was originally purchased on June 30, 1989. Continuous losses along with the deteriorating U.S. dollar made the products from Switzerland too expensive to compete effectively in the U.S. market. The results for the second quarter of 1995 include the results of Ammann Lasertechnik through May 31, 1995. The loss on the sale of Ammann of $575,000, net of tax benefit, is included in the second quarter results. Second quarter consolidated sales of $4.3 million were up 2%. Sales of David White, Inc. were up 17% in the second quarter of 1995 while sales of the former Swiss subsidiary were down 40%. Before the loss on the sale of Ammann Lasertechnik, David White, Inc. had a second quarter profit of $174,000, down $79,000 from 1994's second quarter profit of $253,000. Lower margins on lasers and unfavorable currency exchange rates contributed to the decline in gross margins from 28.9% in 1994 to 24.6% in 1995. Ammann Lasertechnik posted a loss of $56,000 in the second quarter of 1995 versus a $53,000 profit in the second quarter of 1994. Selling and administrative expenses were higher in 1995 due to additional sales staff hired in the third quarter of 1994 along with expenses related to upgrading the Company's computer system. Interest expenses were up $25,000 due to higher debt levels required to support increased receivables and inventories. All of the above contributed to lower earnings in the second quarter prior to the loss on the sale of the former Swiss subsidiary. The sale of Ammann Lasertechnik to Hans Ammann resulted in the Company receiving cash and cash equivalents of $422,000 along with the return of 70,500 shares of David White stock with a market value of $757,000. The price negotiated was higher than the book value of Ammann Lasertechnik but not enough to cover the $1.1 million of goodwill remaining as of May 31, 1995. The loss of $575,000, net of tax benefit, included the write-off of the remainder of goodwill of $1.1 million.

FIRST SIX MONTHS 1995 COMPARED TO THE FIRST SIX MONTHS 1994

Sales for the first six months of 1995 of $9.1 million are up 8% from the $8.4 million reported for the first six months of 1994. David White, Inc.'s sales were up 15% while Ammann Lasertechnik sales were down 16%. Excluding the loss on the sale of Ammann Lasertechnik, domestic earnings of $409,000 were down $80,000 from $489,000 in 1994 primarily due to lower margins on lasers and currency exchange variances caused by the weak U.S. dollar. In 1994, the former Swiss subsidiary had a loss of $77,000 as compared to a $23,000 profit in 1994. Gross margins dropped from 27.8% in 1994 to 25.7% in 1995, for the reasons stated above. Selling and administrative expenses increased due to additional marketing staff hired in the third quarter of 1994. Interest expenses were higher due to the higher loans outstanding to support the increased sales. The loss of $575,000, net of tax benefit, on the sale of Ammann erased the $322,000 profit through June, 1995. Details of the sale are included in the second quarter comments above.

LIQUIDITY

At the end of the second quarter, the Company had $645,000 of revolving debt. The debt agreement enables the Company to borrow at the prime rate. The line was increased to $1.75 million from $1 million on March 21, 1995. The term note remaining of $2.3 million is payable in monthly installments of $40,000 through August, 2001. The Company anticipates that the revolving debt will be paid in the third quarter. The current ratio increased from 2.19:1 on June 30, 1994 to 2.67:1 on June 30, 1995.

CAPITAL RESOURCES

No significant capital committments were outstanding at the end of the second quarter.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   At the 1995 Annual Meeting of Shareholders of the Company, held on May 2, 1995, the shareholders approved and ratified the David White, Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan"), which became effective as of February 22, 1995. The 1995 Stock Option Plan, to be administered by the Compensation Committee of the Board of Directors, authorizes the granting of stock options to key employees of the Company and its subsidiaries and successors to acquire shares of common stock of the Company and its successors-in-interest. Under the 1995 Stock Option Plan, a total of 50,000 shares may be issued pursuant to the exercise of the options granted under the plan.

   A total of 366,944 shares were voted for the adoption of the 1995 Stock Option Plan, 10,044 shares were voted against the 1995 Stock Option Plan, and 2,610 shares abstained, representing 69.5%, 1.9% and .5% of all outstanding shares, respectively.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits.

    3.1  Restated Articles of Incorporation [Incorporated by reference to
         Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

    3.2 By-Laws, as amended through October 28, 1992 [Incorporated by reference to Exhibit 3.2 to the Company's Form l0-K for the year ended December 31, 1992]

    4.1 Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]

    4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

    4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

    4.4 Amendment No. 3 to Rights Agreement dated as of January 22, l992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

   10.1 Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1988]*

   10.2 Form of 1981 Incentive Stock Option Agreement, as amended [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1988]*

   10.3 Form of Amendment to 1981 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1988]*

-------------
     * management contract or compensatory plan or arrangement.

 10.4 Form of Key Executive Employment and Severance Agreement, dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk, E. Gustav Malm, Larry Clark, Walker J. Young and Robert L. Underberg [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1992]*

 10.5 Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

 10.6 Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich. [Incorporated by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

 10.7 Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*

 10.8 Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi, Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1989]

 10.9 1992 Stock Option Plan [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1992]*

 10.10 Form of 1992 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1992]*

 10.11 1995 Stock Option Plan*

 10.12 Stock Purchase Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann

 10.13 License Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG

 10.14 Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG

 10.15 David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG

 10.16 Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG


--------------
     * management contract or compensatory plan or arrangement.

 10.17 Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann

 27  Financial Data Schedule


(b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 21, 1995, with respect to its sale of its 90% interest in its former Swiss subsidiary, Ammann Lasertechnik AG. In connection with the Form 8-K, the Company filed an audited balance sheet as of the end of its most recent fiscal year, and audited statements of income, cash flows and changes in stockholders' equity for each of the two fiscal years preceding the date of the audited balance sheet as of the end of the most recent fiscal year.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVID WHITE, INC.
                    ----------------------------------------
                                  (Registrant)




                            /s/  Tony L. Mihalovich
                    ----------------------------------------
                               Tony L. Mihalovich
                                  (President)



                              /s/  James L. Younk
                    ----------------------------------------
                                 James L. Younk
                            (Vice President-Finance)




Date:           August 15, 1995
         --------------------------------