Form 10QSB/A
period 1995-06-30
WHITE DAVID INC
filed 1995-10-06
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                 FORM 10-QSB/A

                                AMENDMENT NO. 1


OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

       [X]   Quarterly report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934.
       For the quarterly period ended           June 30, 1995
                                     --------------------------------------

       [ ]   Transition report under Section 13 or 15(d) of the Exchange Act.


       For the transition period from                   to
                                      ------------------  ------------------

Commission file number            0-3555
                      ------------------------------------------------------

                              David White, Inc.
----------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)



            Wisconsin                                       39-0967642
----------------------------------------       -------------------------------
   (State or Other Jurisdiction of                      (I. R. S. Employer
   Incorporation or Organization)                       Identification No.)



                    11711 River Lane, Germantown, WI 53022
-----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (414) 251-8100
-----------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        The undersigned hereby amends the following item of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995:

PART II

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits.
    --------

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

    4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

    4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

    4.4 Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

   10.1 Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1988]*

   10.2 Form of 1981 Incentive Stock Option Agreement, as amended [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1988]*

   10.3 Form of Amendment to 1981 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1988]*

__________________________________

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

  10.14     Ammann Lasertechnik AG Supply Agreement, dated as of May 31,
            1995, entered into between the Company and Ammann Lasertechnik, AG**

  10.15 David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG**

  10.16 Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG

__________________________________

      * management contract or compensatory plan or arrangement.

     ** Certain information in this Exhibit has been omitted pursuant to a request for confidential treatment. The information and the request have been separately filed with the Commission.

   10.17 Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann

      27    Financial Data Schedule


(b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 21, l995, with respect to its sale of its 90% interest in its former Swiss subsidiary, Ammann Lasertechnik AG. In connection with the Form 8-K, the Company filed an audited balance sheet as of the end of its most recent fiscal year, and audited statements of income, cash flows and changes in stockholders' equity for each of the two fiscal years preceding the date of the audited balance sheet as of the end of the most recent fiscal year.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DAVID WHITE, INC.
                                        -------------------------------------
                                                    (Registrant)




                                              /s/  Tony L. Mihalovich
                                      -------------------------------------
                                                   Tony L. Mihalovich
                                                     (President)



                                                /s/  James L. Younk
                                        -------------------------------------
                                                     James L. Younk
                                               (Vice President-Finance)




Date:           October 6, 1995
      --------------------------------