Form 10QSB
period 1995-09-30
WHITE DAVID INC
filed 1995-11-14
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

   /X/   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the quarterly period ended         September 30, 1995
                              ------------------------------------

   / /   Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ____________________ to _______________________

Commission file number            0-3555
                        ------------------------------------------------------

                              David White, Inc.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


       Wisconsin                                       39-0967642
--------------------------------          ------------------------------------
(State or Other Jurisdiction of                      (I. R. S. Employer
Incorporation or Organization)                       Identification No.)


                    11711 River Lane, Germantown, WI 53022
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (414) 251-8100
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     ------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


              Class                         Outstanding at October 31, 1995
---------------------------------------     ------------------------------------
Common Stock, $3.00 Par Value Per Share                457,323 Shares

                               DAVID WHITE, INC.

                                     INDEX



                                                                      Page No.


Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
              September 30, 1995 and December 31, 1994                  3

          Consolidated Condensed Statements of Operations -
              Three Months and Nine Months Ended September 30,
              1995 and 1994                                             4

          Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1995 and
              1994                                                      5

          Notes to Unaudited Consolidated Condensed
              Financial Statements                                    6 & 7

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              8 & 9


Part II.  Other Information

          Signature                                                    10

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                                        Assets             September 30, December 31,
                                        ------                1995            1994
                                                           -----------  --------------
                                                           (Unaudited)
Current Assets
--------------
Cash and cash equivalents                                    $    134     $    892
Trade accounts receivable, net                                  1,291        1,442
Inventories                                                     4,569        4,645
Other current assets                                                4          112
                                                             --------     --------
  Total current assets                                          5,998        7,091

Other Assets
------------
Technology and patents, net                                       197          245
Intangible pension asset                                          211          211
Other                                                             302          322
                                                             --------     --------
                                                                  710          778

Property, plant and equipment, net                              2,503        2,176
Goodwill, net                                                       0        1,150
                                                             --------     --------
  Total assets                                               $  9,211     $ 11,195
                                                             ========     ========

        Liabilities and Stockholders' Investment
        -----------------------------------------

Current Liabilities
-------------------
Notes payable to bank                                        $      0     $    413
Trade accounts payable                                            673          852
Accrued liabilities                                               535          676
Income taxes                                                      123          173
Current maturities of long-term debt                              290          284
                                                             --------     --------
  Total current liabilities                                     1,621        2,398

Long-Term Liabilities
---------------------
Long-term debt, less current maturities                         1,932        2,148
Long-term pension liability                                       573          573
                                                             --------     --------
  Total long-term liabilities                                   2,505        2,727

Minority interest                                                   0           44

Stockholders' Investment
------------------------
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares
    and 691,940 shares, respectively                            2,077        2,077
Additional paid-in capital                                      1,024        1,024
Retained earnings                                               4,640        4,747
Additional pension liability                                     <362>        <362>
Cumulative translation adjustment                                   0           83
Treasury stock at cost - 234,917 shares and
  164,417 shares, respectively                                 <2,294>      <1,537>
                                                             --------     --------
Total stockholders' investment                                  5,085        6,032
                                                             --------     --------
  Total liabilities and stockholders' investment             $  9,211     $ 11,195
                                                             ========     ========

See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)



                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                           -------------------     ------------------
                                             1995       1994         1995       1994
                                           --------   --------     --------   -------
Net sales                                  $  3,160   $  3,768     $ 12,259  $ 12,201

Cost of goods sold                            2,320      2,877        9,085     8,965
                                           --------   --------     --------  --------

  Gross margin                                  840        891        3,174     3,236

  Loss on sale of subsidiary                      0          0         <722>        0

Selling and administrative expenses             613        667        2,295     2,173
                                           --------   --------     --------  --------

  Earnings from operations before
    other expenses and income taxes             227        224          157     1,063

Other income (expenses)

  Other income                                    1          0           35         0
  Interest expense                              <58>       <53>        <235>     <189>
  Amortization of intangible assets               0        <45>         <75>     <137>
  Minority interest                               0         <3>           0       <20>
                                           --------   --------     --------  --------

Earnings (loss) before income taxes             170        123         <118>      717

Income taxes (benefit)                           34         27          <11>      109
                                           --------   --------     --------  --------

Net earnings (loss)                        $    136   $     96         <107>      608
                                           ========   ========     ========  ========

Net earnings (loss) per common share       $    .30   $    .18     $   <.22> $   1.15
Average common shares outstanding           457,323    527,823      496,490   527,624

Dividends per common share outstanding     $    .00   $    .00     $    .00       .00



See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000's)
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Cash flows from operating activities:
 Net earnings (loss)                                         $  <107>   $   608
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
    Depreciation                                                 307        323
    Amortization of intangible assets                             75        137
    Minority interest in earnings of subsidiary                    0         20
    Issuance of common stock - employment agreement                0          3
    Loss on sale of subsidiary                                   722          0

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                       493       <282>
       Inventories                                              <659>      <607>
       Prepaid expenses and other assets                         <18>        52

     Increase (decrease) in:
       Accounts payable and accrued liabilities                 <259>       125
                                                             -------    -------

       Net cash provided by operating activities                 554        379

Cash flows from investing activities:
 Additions to property, plant & equipment                       <690>      <316>
                                                             -------    -------
       Net cash used in investing activities                    <690>      <316>

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                          0      2,500
 Principal payments on debt                                     <210>         0
 Net decrease in notes payable to bank                          <417>    <1,566>
                                                             -------    -------
        Net cash provided by (used in) financing activities     <627>       934

Effect of exchange rate changes on cash                            5          1

Net increase (decrease) in cash and cash equivalents            <758>       998

Cash and cash equivalents at beginning of year                   892         41
                                                             -------    -------

Cash and cash equivalents at end of period                   $   134    $ 1,039
                                                             =======    =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    214        175
     Income taxes                                                165         10


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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. It is not practicable to segregate the amounts of raw materials, work in progress, finished goods or supplies.

4. During the second quarter of 1995, the Company and its work force agreed to terminate the union's defined benefit retirement plan at the end of 1995. Indications are there will be a significant charge to earnings in the fourth quarter when all the actuarial results are known. Over 80% of the cash requirements are invested in a trust account. The equity section of the balance sheet contains an unrecognized loss of $289,000 to cover the unfunded portion of the liability. Management estimates the potential fourth quarter charge will range between $450,000 - $550,000 based upon current interest rate assumptions.

5. On May 31, 1995, the Company sold its 90% investment in Ammann Lasertechnik to Hans Ammann from whom it was originally purchased on June 30, 1989. The following is a schedule of non-cash activities in connection with the sale of the subsidiary:

           Net carrying value of assets sold                         $   <691>
           Write-off of goodwill                                       <1,123>
           Fair market value of common stock received                     757
           Other assets - net                                             335
                                                                     --------
           Loss on sale of subsidiary                                    <722>
           Tax benefit                                                    147
                                                                     --------
           Loss on sale of subsidiary - net of taxes                 $   <575>
                                                                     ========

6. On October 23, 1995, the Company entered into an agreement with the State of Wisconsin to settle a claim that the Company violated state regulations concerning the operation of an underground storage tank on the Company's Berlin, Wisconsin property. Pursuant to that agreement, the Company will pay a $25,000 forfeiture to the State of Wisconsin. The Company has also agreed to clean up contamination caused by leakage from the tank. The costs of the clean-up are unknown at this time.

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:


                                                        Comparison of
                                            ----------------------------------------
                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                               1995 and 1994        1995 and 1994
                                            -------------------  -------------------
                                            Increase (Decrease)  Increase (Decrease)
                                                  (000's)              (000's)
Net sales                                          <608>                  58
Cost of goods sold                                 <557>                 120
Selling and administrative expenses                 <54>                 122
Other income                                          1                   35
Loss on sale of subsidiary, net of tax benefit        0                  575
Interest expense                                      5                   46
Amortization of intangible assets                   <45>                 <62>
Minority interest                                    <3>                 <20>
Earnings before income taxes                         47                 <688>
Income taxes                                          7                   27
Net earnings                                         40                 <715>

RESULTS OF OPERATIONS



THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

Sales for the three months ended September 30, 1995 of $3.16 million were down 16% or $608,000 from $3.768 million for the same period in 1994. Sales of $758,000 for the Company's former Swiss subsidiary, Ammann Lasertechnik, were included for the three months ending September 30, 1994. Ammann Lasertechnik was sold on May 31, 1995. Sales of David White, Inc. rose 5% over the same period. As a result of the increased domestic activity, earnings rose 42% from $96,000 for the quarter ended September 30, 1994 to $136,000 for the three months ending September 30, 1995. In the third quarter of 1994, the Swiss subsidiary lost $18,000. Gross margins improved from 24% in 1994 to 27% in 1995 due to the increased plant activity and a better sales mix. Selling and administrative expenses were lower due to the exclusion of Ammann
Lasertechnik's administrative overhead.    Interest expenses were up $5,000 due
to higher debt levels required to support the increase in receivables and inventories.

FIRST NINE MONTHS 1995 COMPARED TO THE FIRST NINE MONTHS 1994

Sales for the first nine months of 1995 of $12,259,000 are up less than 1% from the $12,201,000 reported for the first nine months of 1994. David White, Inc.'s sales were up 12% while Ammann Lasertechnik's sales were included only through May 31, 1995 when the Company sold the Swiss subsidiary. Domestic earnings, exclusive of the loss of $575,000 on the sale of Ammann Lasertechnik, were down $58,000 from 1994 due primarily to higher interest expenses of $58,000 required to carry the increase in inventories and receivables necessary to support the higher sales activity. Gross margins of 26% for the first nine months of 1995 were down less than 1% from 1994's gross margins of 27%.
Selling and administrative expenses were up 6% primarily due to expenses incurred for the Company's computer conversion. The loss of $575,000 on the sale of Ammann in the second quarter of 1995, erased the $468,000 profit through September, 1995. Details of the sale are included in the third quarter notes to the financial statements.

LIQUIDITY

At the end of the third quarter, the Company had no revolving debt. The debt covenant enables the Company to borrow at the prime rate. The term note remaining of $2.2 million is payable in monthly installments of $40,000 through August, 2001. The interest rate on the term note is fixed at 8.5%. The current ratio increased from 3.0:1 on September 30, 1994 to 3.7:1 on September 30, 1995.

CAPITAL RESOURCES

Please see footnotes 4 and 6 to the Company's financial statements.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DAVID WHITE, INC.
                      ---------------------------------
                                 (Registrant)




                           /s/  Tony L. Mihalovich
                      ---------------------------------
                              Tony L. Mihalovich
                                 (President)



                             /s/  James L. Younk
                      ---------------------------------
                                James L. Younk
                           (Vice President-Finance)




Date:           November 10, 1995
       -----------------------------