Form 10KSB40
period 1995-12-31
WHITE DAVID INC
filed 1996-03-28
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                    to
                                   ------------------    ------------------

                         Commission file number 0-3555

                               DAVID WHITE, INC.
                               -----------------
                 (Name of small business issuer in its charter)



         Wisconsin                                          39-0967642
         ---------                                          ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                No.)

         11711 River Lane
         P.O. Box 1007
         Germantown, Wisconsin                                      53022-8207
         ---------------------                                      ----------
(Address of principal executive                                     (Zip Code)
offices)

Issuer's telephone number: (414) 251-8100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $3.00 par value
                         -----------------------------
                                (Title of class)

                          Common Stock Purchase Rights
                          ----------------------------
                                (Title of class)

         Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ 15,278,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, a and no disclosure will be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ 15,278,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,720,472 as of January 31, 1996.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1996: 457,323.



                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference:

         1995 Annual Report to Shareholders (Parts I and II, to the extent indicated therein).

         Proxy Statement for 1996 annual meeting of shareholders (previously filed with the Commission under Regulation 14A and hereby incorporated by reference into Part III, to the extent indicated therein).

         Transitional Small Business Disclosure Format (check one) Yes [ ]
         No [X]

                                     PART I

Item l.  Business.

                                    GENERAL

         Founded in 1900, David White, Inc., a Wisconsin corporation with its principal executive offices located in Germantown, Wisconsin (the "Company"), is a manufacturer and distributor of medium and high technology products in the specialty market of optical and laser surveying instruments for productivity improvement in the construction industry.

                            DESCRIPTION OF BUSINESS

         Prior to June 1989, the Company was divided into two product divisions, David White Instruments and Micrographic Systems, in addition to an International Division which handled international marketing and sales for both product divisions. The Company effected two significant organizational changes to its business in 1989. First, on June 30, 1989, the Company purchased 90% of the outstanding capital stock of Ammann Lasertechnik, AG ("Ammann"), a Swiss corporation. Second, on October 4, 1989, the Company sold its Micrographic Systems Division.

         On June 6, 1995, the Company entered into an agreement with HRA Holding Company ("HRA"), Hans-Rudolf Ammann ("Mr. Ammann") and Thomas Ammann pursuant to which the Company sold all of its interest in Ammann to HRA. HRA is a Swiss entity owned and controlled by Mr. Ammann. In exchange for the sale of its Ammann stock, the Company received 70,500 shares of Company stock formerly owned by Mr. Ammann and Thomas Ammann, as well as $300,000 (U.S.) in cash and cash equivalents. In connection with the transaction, the Company also entered into a Reciprocal Supply Agreement and Technology Transfer Agreement with Ammann. Under the Reciprocal Supply Agreement, Ammann agreed to supply its products to the Company for two years for distribution in connection with the Company's business, and the Company agreed to supply its products to Ammann for two years for distribution in connection with Ammann's business. Under the Technology Transfer Agreement, Ammann assigned certain patent rights to the Company (valued at $200,000), and the Company granted Ammann a non-exclusive license to make, use and sell products covered by the patents. Ammann agreed to pay the Company a royalty of $25,000 per year for ten years in consideration of the license.

         The Company's business is now concentrated primarily in the development, production and marketing of David White surveying instruments, including those surveying instruments covered by the patents transferred to the Company from Ammann. The Company also concentrates on producing and marketing Ammann products under the Reciprocal Supply Agreement with Ammann.

         David White Instruments . The Company's surveying instruments can be divided generally into two categories: conventional optical survey instruments and laser surveying instruments.

         The Company's conventional optical surveying instruments include levels, level/transits, automatic levels and level/transits, hand levels, rods, targets, plumb bobs, tripods and other precision tools used by builders, contractors, engineers, farmers, plumbers and others. The Company entered the laser surveying instrument field in 1981 through the acquisition of a manufacturer of rotating laser beam electronic levels. The Company's laser and electronic surveying instruments consist primarily of infrared invisible laser beam and visible laser beam electronic levels and ancillary equipment primarily for builders and contractors.

         The Company's conventional surveying instruments, along with its laser surveying instruments, are principally marketed under the "David White" trade name. The Company's products are sold on a nonexclusive basis through approximately 600 distributors throughout the world. The Company has entered into certain marketing and cross-distribution arrangements for the sale of the Company's laser products in Japan, the Pacific Rim, Asia and other areas. The Company has also entered into additional marketing and distribution arrangements with other companies in Europe and is investigating the feasibility of other international strategic marketing alliances. The supply and technology transfer agreements with Ammann and the marketing arrangements with foreign companies reflect the Company's increasing global emphasis.

         Pursuant to General Instruction E to Form 10-KSB ("Instruction E"), information regarding the status of publicly announced new products is hereby incorporated by reference from the information set forth on pages 1 and 2 of the Company's 1995 Annual Report to Shareholders ("Annual Report").

         Ammann. The Ammann product line consists of five laser surveying instruments, including several products designed to meet the specific requirements of both the light and the heavy construction industry. Ammann continues to market both David White and Ammann products abroad through the companies' distribution networks and marketing arrangements with other companies. The manufacturing and assembly of two Ammann laser instruments continues to take place at the Company's Berlin, Wisconsin plant.

                                  COMPETITION

         The Company experiences intense competition from numerous domestic and foreign producers. Some of the Company's competitors are significantly larger than the Company and have substantially greater financial resources. The Company expects that it will continue to encounter highly competitive conditions both domestically and internationally.

         The Company attempts to maintain its competitive posture through quality control, pricing strategies and an on-going program of product improvement, new product development and increased manufacturing efficiencies. The Company believes that its research and development team, well-developed distribution network, marketing arrangements, established David White trade name, reputation for quality products and ability to manufacture and market both optical and laser surveying instruments, provide it with certain market advantages over its competitors in the surveying equipment industry.


                              CERTAIN CREDIT TERMS

         Customers of the Company who place their orders for optical and laser instruments between November l and February 28 of each year and are considered creditworthy are extended payment terms of one-third on May l, one-third on June l and one-third on July l. European product sales are not included in the foregoing credit programs.

                                  SEASONALITY

         Because distributors, suppliers and end users of surveying instruments generally place their orders for delivery prior to or during the spring and summer construction season, third quarter sales are traditionally lower than sales for other quarters. The Company's sales are also partially dependent upon the growth and success of the construction industry. Interest rates may also impact this industry. Construction industry expenditures are subject to variation and have been affected during recent years by recessionary cycles.

           PATENTS AND ENGINEERING: RESEARCH AND PRODUCT DEVELOPMENT

         The Company places considerable emphasis on the optical, mechanical and electromechanical design of its products. Most of the Company's key products have been designed by the Company, and the Company's Technology Transfer Agreement with Ammann granted the Company patent rights with respect to two products that were originally designed by Ammann. Although a number of the Company's products are covered by patents and patent applications, its business is not materially dependent on them.

         In 1995, the Company employed four individuals in research and development and expended $399,000 for this activity, compared to $558,000 in 1994. The Company has budgeted $333,000 for research and development during 1996.

                            ENVIRONMENTAL REGULATION

         On October 23, 1995, the Company entered into an agreement with the State of Wisconsin to settle a claim that the Company violated state regulations concerning the operation of an underground storage tank on the Company's Berlin, Wisconsin property. Pursuant to that agreement, the Company paid a $25,000 forfeiture to the State of Wisconsin. The Company has also agreed to clean up contamination caused by leakage from the tank. The Company reserved $200,000 in the fourth quarter of 1995 for the clean-up, which the Company believes will be sufficient to cover any material expenses in the future.

         Apart from the foregoing, the Company does not expect foreign, federal, state or local environmental legislation to have a material effect on its capital expenditures, earnings or competitive position.

                                 RAW MATERIALS

         Principal raw materials used by the Company in its manufacturing operations are a variety of electronic components, die castings, molded plastics, various metals and optical components. All of such raw materials are available to the Company from several suppliers.

                                   EMPLOYEES

         The Company employs approximately 145 full time people, approximately two-thirds of whom are in production. The balance are employed in executive, administrative, engineering, sales and clerical capacities.

Item 2.  Properties.

         The following table summarizes the Company's principal properties:

                                                                    Owned     Year    Approx-
                                                                      or     Lease    imate
Location                  Use                                       Leased   Expires  Sq. Ft.
--------                  ---                                       ------   -------  --------
Germantown,      Executive Offices,                                 Owned    ------   12,800
Wisconsin                 Marketing, Advertising,
                          Finance, Service
                          Department

Berlin,          Manufacture of Optical                             Owned    ------  105,000
Wisconsin                 and Electronic
                          Surveying Products,
                          Research and Development
                          and Design Engineering

         The Company believes its current facilities are suitable, adequate and provide sufficient capacity to support current operations. No present plans exist for the improvement or further development of any of the properties. In the opinion of the Company's management, the properties are adequately covered by insurance.

         The Germantown, Wisconsin and Berlin, Wisconsin properties are owned by the Company and are currently subject to a first mortgage as security for a $2,500,000 term note through Firstar Bank Fond du Lac (the "Bank") to the Company. The term note is 70% guaranteed by Farmers Home Administration. The Germantown and Berlin properties are also currently subject to a second mortgage as security for the Bank's revolving line of credit to the Company, which is adjusted periodically according to seasonal requirements and ranges from $1,750,000 to $3,000,000. Pursuant to Instruction E, information regarding the Company's term note and line of credit required by this item is incorporated herein by reference from the information set forth in Note 3 to the Company's Consolidated Financial Statements, set forth on page 6 of the Annual Report. As of January 31, 1996, the outstanding balance on the term note was $2,124,000, and the outstanding balance under the line of credit was $1,434,000.

         The federal tax basis of the land and buildings at the Germantown and Berlin, Wisconsin locations are $65,000 and $466,000, and $36,000 and $398,000, respectively. Depreciation is taken by the Company over the estimated useful life of the buildings using the straight line method. For purposes of depreciation, the remaining lives claimed with respect to the Germantown and Berlin properties are 25 and 4 years, respectively. For 1995, the Company has paid or will pay annual realty taxes on the Germantown and Berlin, Wisconsin properties in the amount of $20,000 and $30,000, respectively.

Item 3.  Legal Proceedings.

         The Company is not currently a party, nor are any of its properties subject, to any legal proceeding required to be disclosed under this Item. No such proceedings were terminated during the fourth quarter of 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                       Executive Officers of the Company

         Each of the current executive officers of the Company is identified below together with information about each such officer's age, current position with the Company and employment history for the past five years:

Name                                       Position                                                   Age
----                                       --------                                                   ---
Tony L. Mihalovich                President, Chief Executive                                          48
                                            Officer

James L. Younk                    Chief Financial Officer,
                                            Vice President - Finance,
                                            Secretary, Treasurer                                      53

Larry P. Hutzler                  Vice President-Manufacturing                                        54

Stephen M. Smith                  Vice President - Sales and                                          46
                                           Marketing

         Mr. Mihalovich was elected as President and Chief Executive Officer on November 16, 1992, following the resignation of E. Gustav Malm, which was effective October 9, 1992. Prior to that time, Mr. Mihalovich served as Executive Vice President and Chief Operating Officer from October 1989, and served as Vice President -Finance from January 1983. During January, 1992, Mr. Mihalovich also assumed responsibilities as Director of Manufacturing Operations. Mr. Mihalovich also acted as Secretary from January 1992 until May 1993.

         Mr. Younk was elected Vice President of Finance on February 1, 1995. Mr, Younk was appointed Chief Financial Officer on December 17, 1992, in addition to his position as Treasurer. Mr. Younk was elected as Secretary on May 4, 1993. Mr. Younk, prior to his election as Treasurer in January 1988, served as the Company's Controller since January 1972.

         Mr. Hutzler was elected Vice President of Manufacturing on May 3, 1994. Prior to that, Mr. Hutzler held the position of Plant Manager since October, 1992. Mr. Hutzler also served as Director-Labor Relations and Human Resources since August, 1973.

         Mr. Smith was elected Vice President of Sales and Marketing on February 1, 1995. Mr. Smith joined the Company as its National Sales Manager in November, 1991, prior to which he was a sales manager at Western Plow. Mr. Smith also served as Director-Sales & Marketing since January, 1993.

         The executive officers of the Company are elected annually by the Board of Directors at the Board's annual meeting held on the same date as the Company's annual meeting of stockholders. Each executive officer holds office until his successor has been duly elected and qualified or until his earlier death, resignation or removal.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.

Pursuant to Instruction E, the information required by this Item is hereby incorporated herein by reference from the information set forth on page 9 of the Annual Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Pursuant to Instruction E, the information required by this item is hereby incorporated herein by reference from the information set forth on page 9 of the Annual Report.

Item 7.  Financial Statements.

         Pursuant to Instruction E, the Consolidated Balance Sheet of the Company as of December 31, 1995, and the Consolidated Statements of Operations, Stockholders' Investment and Cash Flows for the years ended December 31, 1995 and 1994, together with the related notes thereto are hereby incorporated herein by reference from the information set forth on pages 3 through 8 of the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Company; Compliance with
         Section 16(a) of the Exchange Act.

         Pursuant to Instruction E, the information required by this Item with respect to directors is hereby incorporated herein by reference from the information set forth under the caption "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1996 annual meeting of shareholders previously filed with the Commission under Regulation 14A ("Proxy Statement"). The required information with respect to executive officers appears at the end of Part I of this Form 10-KSB. The required information with respect to Section 16(a) compliance is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's Proxy Statement.

Item 10.         Executive Compensation.

         Pursuant to Instruction E, the information required by this Item is hereby incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" set forth in the Proxy Statement.

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

         Pursuant to Instruction E, the information required by this Item is hereby incorporated herein by reference from the information set forth under the caption "Election of Directors" and "Principal Shareholders" set forth in the Proxy Statement.

Item 12.         Certain Relationships and Related Transactions.

Sales by the Company to its foreign affiliates, including Ammann Lasertechnik GmbH (a joint venture between the Company's former Swiss subsidiary, Ammann, and Konrad Bachmaier of Germany), during 1995 aggregated $1,601,000.

Item 13.         Exhibits and Reports on Form 8-K.

         (a)     The following documents are filed as a part of this report:

                                                                                     Page Reference
                                                                                     --------------

                                                                                                  1995
                                                                                              Annual Report
                                                                               1995                to
                                                                             Form 10-KSB      Shareholders
                                                                             -----------      -------------
l.       Financial Statements.
         --------------------

         Consolidated Balance Sheet at                                       ---                    3
         December 31, 1995

         For the years ended December 31, 1995,
         and 1994:

                 Consolidated Statements of
                 Operations                                                  ---                    4

                 Consolidated Statements of
                 Stockholders' Investment                                    ---                    4

                 Consolidated Statements of
                 Cash Flows                                                  ---                    5

                 Notes to Consolidated Financial
                 Statements                                                  ---                   6-8

         Independent Auditors' Report                                        ---                    9

2.       Exhibits.

         3.1    Restated Articles of Incorporation [Incorporated by reference to
                Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

         3.2    By-Laws, as amended through February 22, 1996

         4.1 Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]

         4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

         4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

         4.4 Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

         10.1 Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1988] *

         10.2 Form of 1981 Incentive Stock Option Agreement, as amended [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1988]*

         10.3 Form of Amendment to 1981 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1988]*

         10.4 Form of Key Executive Employment and Severance Agreement, dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk, E. Gustav Malm, Larry Clark, Walker J. Young and Robert L. Underberg [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1992]*

         10.5 Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to
                Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

         10.6 Amendment to Employment Agreement, dated as of December 5, 1995, between the





----------------------------------
     * management contract or compensatory plan or arrangement.

                 Company and Tony L. Mihalovich*

         10.7 Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich. [Incorporated by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

         10.8 Amendment to Stock Option Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich*

         10.9 Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated by reference to
                 Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*

         10.10 Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following:
                 Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi, Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit
                 10.12 to the Company's Form 10-K for the year ended December 31, 1989]

         10.11   1992 Stock Option Plan [Incorporated by reference to Exhibit
                 10.9 to the Company's Form 10-K for the year ended December 31, 1992]*

         10.12 Form of 1992 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1992]*

         10.13   1995 Stock Option Plan [Incorporated by reference to Exhibit
                 10.11 to the Company's Form 10-QSB for the end of the second quarter of 1995]*

         10.14 Stock Purchase Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.12 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.15 License Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.16 Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the end of the second quarter of 1995]**

         10.17 David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company





----------------------------------
     *   management contract or compensatory plan or arrangement.

     ** Certain information in this Exhibit was omitted pursuant to a request for confidential treatment. The information and the request were separately filed with the Commission.

                 and Ammann Lasertechnik, AG   [Incorporated by reference to
                 Exhibit 10.15 to the Company's Form 10-QSB for the end of the second quarter of 1995]**

         10.18 Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.19 Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.20 Summary [English Translation] of German Joint Venture Ammann Lasertechnik GmbH, March 1991 [Incorporated by reference to
                 Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1991]

         13 1995 Annual Report to Shareholders [Except to the extent expressly incorporated herein by reference, this 1995 Annual Report to Shareholders shall not be deemed "filed" with the Securities and Exchange Commission as part of this Form 10-KSB]

         21      Subsidiary of the Company

         27      Financial Data Schedule

         28 Proxy Statement for 1996 Annual Meeting of Shareholders [Previously filed with the Securities and Exchange Commission under Regulation 14A and incorporated by reference in this Form 10-KSB to the extent indicated herein]

         (b) No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1995.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DAVID WHITE, INC.


Date:   3/28/96                            By:  /s/ Tony L. Mihalovich
                                              ---------------------------------
                                                     Tony L. Mihalovich,
                                                     President, Chief Executive
                                                     Officer, Director


Date:   3/28/96                            By:  /s/ James L. Younk
                                              ---------------------------------
                                                     James L. Younk, Treasurer,
                                                     Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   3/28/96                            By:  /s/ Michael S. Ariens
                                              ---------------------------------
                                                     Michael S. Ariens,
                                                     Director


Date:   3/28/96                            By:  /s/ R. Ron Heiligenstein
                                              ---------------------------------
                                                     R. Ron Heiligenstein,
                                                     Director


Date:   3/28/96                            By:  /s/ Charles D. Jacobus
                                              ---------------------------------
                                                     Charles D. Jacobus,
                                                     Director

Date:   3/28/96                            By:  /s/ Marshall A. Loewi
                                              ---------------------------------
                                                     Marshall A. Loewi,
                                                     Director

                                 EXHIBIT INDEX

                                                                                                                        SEQUENTIAL
         DESCRIPTION                                                                                                     PAGE NO.
         -----------                                                                                                    ---------
3.1      Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
         May 8, 1992]                                                                                                        N/A

3.2      By-Laws, as amended through February 22, 1996                                                                        18

4.1      Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights
         Agent [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]                   N/A

4.2      Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust
         Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November
         10, 1988]                                                                                                           N/A

4.3      Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust
         Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30,
         1989]                                                                                                               N/A

4.4      Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin
         Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated
         February 7, 1992]                                                                                                   N/A

10.1     Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form
         10-K for the year ended December 31, 1988]*                                                                         N/A

10.2     Form of 1981 Incentive Stock Option Agreement, as amended [Incorporated by reference to Exhibit 10.5 to the
         Company's Form 10-K for the year ended December 31, 1988]*                                                          N/A

10.3     Form of Amendment to 1981 Incentive Stock Option Agreement  [Incorporated by reference to Exhibit 10.6 to the
         Company's Form 10-K for the year ended December 31, 1988]*                                                          N/A

10.4     Form of Key Executive Employment and Severance Agreement, dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk, E. Gustav Malm,
         Larry Clark, Walker J. Young and Robert L. Underberg [Incorporated by reference to Exhibit 10.4 to the

----------------------------------
     * management contract or compensatory plan or arrangement.

         Company's Form 10-K for the year ended December 31, 1992]*                                                         N/A

10.5     Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich  [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by
         Form 8 dated April 20, 1994]*                                                                                      N/A

10.6     Amendment to Employment Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich*        47

10.7     Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich.
         [Incorporated by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31,
         1993]*                                                                                                             N/A

10.8     Amendment to Stock Option Agreement, dated as of December 5, 1995, between the Company and Tony L.
         Mihalovich*                                                                                                         51
10.9     Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated
         by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*                    N/A

10.10    Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi,
         Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit 10.12 to the Company's Form
         10-K for the year ended December 31, 1989]                                                                         N/A

10.11    1992 Stock Option Plan [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year
         ended December 31, 1992]*                                                                                          N/A

10.12    Form of 1992 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.10 to the Company's
         Form 10-K for the year ended December 31, 1992]*                                                                   N/A


10.13    1995 Stock Option Plan [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-QSB for the end
         of the second quarter of 1995]*                                                                                    N/A

10.14    Stock Purchase Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann,
         Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.12 to the Company's
         Form 10-QSB for the end of the second quarter of 1995]                                                             N/A

10.15    License Agreement, dated as of May 31, 1995, entered into between the Company and Ammann

----------------------------------
     *   management contract or compensatory plan or arrangement.

         Lasertechnik, AG [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the end of the
         second quarter of 1995]                                                                                            N/A

10.16    Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and
         Ammann Lasertechnik, AG  [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the end
         of the second quarter of 1995]**                                                                                   N/A

10.17    David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
         Lasertechnik, AG [Incorporated by reference to Exhibit 10.15 to the Company's Form 10-QSB for the end of the
         second quarter of 1995]**                                                                                          N/A

10.18    Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
         Lasertechnik, AG [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the end of the
         second quarter of 1995]                                                                                            N/A

10.19    Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda
         Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's Form
         10-QSB for the end of the second quarter of 1995]                                                                  N/A

10.20    Summary [English Translation] of German Joint Venture Ammann Lasertechnik GmbH, March 1991 [Incorporated by
         reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1991]                         N/A


13       1995 Annual Report to Shareholders [Except to the extent expressly incorporated herein by reference, this
         1995 Annual Report to Shareholders shall not be deemed "filed" with the Securities and Exchange Commission as
         part of this Form 10-KSB]                                                                                          53

21       Subsidiary of the Company                                                                                          65

27       Financial Data Schedule                                                                                            66

28       Proxy Statement for 1996 Annual Meeting of Shareholders [Previously filed with the Securities and Exchange
         Commission under Regulation 14A and incorporated by reference in this Form 10-KSB to the extent indicated
         herein]                                                                                                            N/A

----------------------------------
     ** Certain information in this Exhibit was omitted pursuant to a request for confidential treatment. The information and the request were separately filed with the Commission.