Form 10QSB
period 1996-03-31
WHITE DAVID INC
filed 1996-05-14
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended           March 31, 1996
                                     -------------------------------------


/ /  Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from                  to
                                     ----------------    -----------------

Commission file number number      0-3555
                              --------------------------------------------
                              David White, Inc.
- --------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


     Wisconsin                                            39-0967642
- --------------------------------                     -------------------
(State or Other Jurisdiction of                      (I. R. S. Employer
Incorporation or Organization)                       Identification No.)


                   11711 River Lane, Germantown, WI 53022
- --------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (414) 251-8100
- --------------------------------------------------------------------------------
     (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     ------      ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at April 30, 1996
- ----------------------------------------       -----------------------------
Common Stock, $3.00 Par Value Per Share                457,323 Shares

                              DAVID WHITE, INC.

                                    INDEX



                                                              Page No.
                                                              --------
Part  I.  Financial Information

    Consolidated Condensed Balance Sheets -
     March 31, 1996 and December 31, 1995                        3

    Consolidated Condensed Statements of Earnings -
     Three Months Ended March 31, 1996 and 1995                  4

    Consolidated Condensed Statements of Cash Flows -
     Three Months Ended March 31, 1996 and 1995                  5

    Notes to Unaudited Consolidated Condensed
     Financial Statements                                        6

    Management's Discussion and Analysis of
     Financial Condition and Results of
     Earnings                                                  7 & 8


Part II.  Other Information                                    9 - 12

    Signature                                                    13

PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)


                                Assets                      March 31,     December 31,
                                                              1996            1995
                                                            --------      ------------
                                                           (Unaudited)
Current Assets
Cash and cash equivalents                                    $     0       $    0
Trade accounts receivable, net                                 3,582        1,479
Inventories                                                    4,662        4,611
Other current assets                                              70          129
                                                             -------       ------
  Total current assets                                         8,314        6,219

Other Assets
Technology and patents, net                                      172          183
Intangible pension asset                                         127          127
Other                                                            175          183
                                                             -------       ------
                                                                 474          493

Property, plant and equipment, net                             2,406        2,465
                                                             -------       ------

  Total assets                                               $11,194       $9,177
                                                             =======       ======



                    Liabilities and Stockholders' Investment
Current Liabilities
Notes payable to bank                                        $ 2,349       $  714
Trade accounts payable                                         1,145          763
Accrued liabilities                                              512          722
Income taxes                                                      57            0
Current maturities of long-term debt                             316          309
                                                             -------       ------
  Total current liabilities                                    4,379        2,508

Long-term debt, less current maturities                        1,758        1,840
Long-term pension liability                                      197          197

Stockholders' Investment
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares           2,077        2,077
Additional paid-in capital                                     1,024        1,024
Retained earnings                                              4,123        3,895
Additional pension liability                                     <70>         <70>
Treasury stock at cost - 234,917 shares                       <2,294>      <2,294>
                                                             -------       ------
Total stockholders' investment                                 4,860        4,632
                                                             -------       ------
  Total liabilities and stockholders' investment             $11,194       $9,177
                                                             =======       ======



See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)



                                                           Three Months Ended
                                                          --------------------
                                                                March 31,
                                                          -------------------
                                                             1996       1995
                                                          --------   --------
Net sales                                                 $  3,953   $  4,827

Cost of goods sold                                           2,845      3,545
                                                          ---------  --------

     Gross margin                                            1,108      1,282

Selling and administrative expenses                            737        891
                                                          ---------  --------

     Earnings from operations before
       other income (expenses) and income taxes                371        391

Other income (expenses)

     Other income                                                0          7
     Interest expense                                          <86>       <76>
     Amortization of intangible assets                           0        <45>
     Minority interest                                           0         <4>
                                                          ---------  --------

Earnings before income taxes                                    285       273

Income taxes                                                     57        59
                                                          ---------  --------
Net earnings                                              $     228  $    214
                                                          =========  ========

Net earnings per common share                             $     .50  $    .41
Average common shares outstanding                           457,323   527,823

Dividends per common share outstanding                    $     .00  $    .00




See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)



                                                            Three Months Ended
                                                           --------------------
                                                                  March 31,
                                                           --------------------
                                                             1996       1995
                                                           --------   ---------
Cash flows from operating activities:
  Net earnings                                             $   228    $   214
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
     Depreciation                                              129        103
     Amortization of intangible assets                           0         45
     Minority interest in earnings of subsidiary                 0          4

     Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                  <2,103>    <2,006>
       Inventories                                             <51>        <3>
       Prepaid expenses and other assets                        78         61

     Increase (decrease) in:
       Accounts payable and accrued liabilities                172        184
       Income taxes                                             57        <81>
                                                           -------    -------
       Net cash used in operating activities                <1,490>    <1,479>

Cash flows from investing activities:
  Additions to property, plant & equipment                    <70>      <244>
                                                           -------    -------
       Net cash used in investing activities                   <70>      <244>

Cash flows from financing activities:
  Principal payments on debt                                  <75>       <70>
  Net increase in notes payable to bank                     1,635        894
                                                           -------    -------
       Net cash provided by financing activities             1,560        824

Effect of exchange rate changes on cash                          0          7

Net increase (decrease) in cash and cash equivalents             0       <892>

Cash and cash equivalents at beginning of year                   0        892

Cash and cash equivalents at end of period                 $     0    $     0
                                                           -------    -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    86         76
    Income taxes                                                 0        140
                                                           =======    =======


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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:

                                                           Comparison of
                                                        -------------------
                                                        Three Months Ended
                                                              March 31,
                                                           1996 and 1995
                                                        -------------------
                                                        Increase (Decrease)
                                                               (000's)

Net sales                                                       <874>
Cost of goods sold                                              <700>
Selling and administrative expenses                             <154>
Other income                                                      <7>
Interest expense                                                  10
Amortization of intangible assets                                <45>
Minority interest                                                 <4>
Earnings before income taxes                                      12
Income taxes                                                      <2>
Net earnings                                                      14



RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995


Sales for the first quarter of 1996 of $3.95 million were 18% less than sales for the first quarter of 1995. 1995's sales of $4.83 million include three months sales of the Company's former subsidiary, Ammann Lasertechnik, AG, which was sold in May, 1995. Sales for the first quarter of 1996 for David White (exclusive of Ammann) were up 2% to $3.95 million from 1995 sales of $3.88 million. For the first quarter of 1996, the Company reported a profit of $228,000 versus a profit of $214,000 for the same period in 1995. Gross margins increased to 28% in 1996 from 26.6% in 1995. Selling and administrative expenses decreased 17% due to the inclusion of the former subsidiary's selling and administrative expenses in 1995. Exclusion of Ammann, David White's selling and administrative expenses increased 1% over 1995. Interest expenses for the first quarter of 1996 were up $10,000 due to higher debt levels required to support the increase in receivables and inventories.

The working capital at the end of the first quarter 1996 was $3.9 million as compared to $4.8 million at the end of the first quarter 1995. The Company's current ratio at the end of the first quarter 1996 was 1.9:1 versus 2.4:1 at the end of the first quarter 1995.

LIQUIDITY

Each year domestic receivables increase during the first quarter as the Company offers a deferred payment program to its key distributors. The Company will be reducing its outstanding borrowings in the second quarter as the deferred payments are collected.

The outlook for housing slowed toward the end of the first quarter, and orders for the first month of the second quarter were also down. The Company is therefore making appropriate adjustments, which include finding new, non-traditional markets and keeping production more in line with demand.

The Company did not have any significant outstanding capital commitments at the end of the first quarter 1996.

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        3.1     Restated Articles of Incorporation [Incorporated by reference to
                Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

        3.2 By-Laws, as amended through February 22, 1996 [Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995]

        4.1 Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]

        4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

        4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

        4.4 Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

        10.1 Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1988]*

        10.2 Form of 1981 Incentive Stock Option Agreement, as amended [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1988]*

- ------------
   *  management contract or compensatory plan or arrangement.

   10.3 Form of Amendment to 1981 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1988]

   10.4 Form of Key Executive Employment and Severance Agreement, dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk, E. Gustav Malm, Larry Clark, Walker J. Young and Robert L. Underberg [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1992]*

   10.5 Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit
           10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

   10.6 Amendment to Employment Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995]*

   10.7 Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich. [Incorporated by reference to Exhibit
           10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

   10.8 Amendment to Stock Option Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995]*

   10.9 Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*

   10.10 Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi, Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1989]

- --------------
   *  management contract or compensatory plan or arrangement.

   10.11 1992 Stock Option Plan [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1992]

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

   10.16 Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the end of the second quarter of 1995]**

   10.17 David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.15 to the Company's Form 10-QSB for the end of the second quarter of 1995]**

   10.18 Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the end of the second quarter of 1995]

- --------------
   *   management contract or compensatory plan or arrangement.

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

   27      Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter of 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DAVID WHITE, INC.
                       -----------------------------------
                                   (Registrant)




                            /s/  Tony L. Mihalovich
                       -----------------------------------
                                 Tony L. Mihalovich
                                     (President)



                            /s/  James L. Younk
                       -----------------------------------
                                 James L. Younk
                              (Vice President-Finance)




Date:     May 10, 1996
      ----------------------