Form 10QSB
period 1996-06-30
WHITE DAVID INC
filed 1996-08-12
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended           June 30, 1996
                                    --------------------------------------------
     /X/  Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from                      to
                                    -------------------------    ---------------

Commission file number            0-3555
                      ----------------------------------------------------------

                              David White, Inc.
- - --------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


       Wisconsin                                       39-0967642
- - ---------------------------------------   --------------------------------------
(State or Other Jurisdiction of                      (I. R. S. Employer
Incorporation or Organization)                       Identification No.)


                   11711 River Lane, Germantown, WI 53022
- - --------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (414) 251-8100
- - --------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
    ---------    ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                              Outstanding at July 31, 1996
- - -----------------------------------------    -----------------------------------
Common Stock, $3.00 Par Value Per Share                457,323 Shares

                               DAVID WHITE, INC.

                                     INDEX



                                                                       Page No.


Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
          June 30, 1996 and December 31, 1995                              3

          Consolidated Condensed Statements of Operations -
            Three Months and Six Months Ended June 30, 1996
            and 1995                                                       4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                        5

          Notes to Unaudited Consolidated Condensed
            Financial Statements                                           6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   7 & 8


Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of                      9
            Security Holders

          Item 6. Exhibits and Reports on Form 8-K                       9 - 12

          Signature                                                       13

PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                            Assets                           June 30,     December 31,
                                                              1996           1995
                                                           ----------     ------------
                                                           (Unaudited)
Current Assets
Cash and cash equivalents                                  $      0       $      0
Trade accounts receivable, net                                2,300          1,479
Inventories                                                   4,274          4,611
Other current assets                                             75            129
                                                           --------       --------
     Total current assets                                     6,649          6,219
Other Assets
Technology and patents, net                                     160            183
Intangible pension asset                                        127            127
Other                                                           174            183
                                                           --------       --------
                                                                461            493

Property, plant and equipment, net                            2,301          2,465
                                                           --------       --------

     Total assets                                          $  9,411       $  9,177
                                                           ========       ========


                    Liabilities and Stockholders' Investment

Current Liabilities
Notes payable to bank                                      $  1,064       $    714
Trade accounts payable                                          677            763
Accrued liabilities                                             523            722
Income taxes                                                     64              0
Current maturities of long-term debt                            322            309
                                                           --------       --------
     Total current liabilities                                2,650          2,508

Long-term debt, less current maturities                       1,675          1,840
Long-term pension liability                                     197            197

Stockholders' Investment
Preferred stock, par value $1 a share:
     Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
     Authorized 5,000,000 shares; issued 692,240 shares       2,077          2,077
Additional paid-in capital                                    1,024          1,024
Retained earnings                                             4,152          3,895
Additional pension liability                                    (70)           (70)
Treasury stock at cost - 234,917 shares                      (2,294)        (2,294)
                                                           --------       --------
Total stockholders' investment                                4,889          4,632
                                                           --------       --------
     Total liabilities and stockholders' investment        $  9,411       $  9,177
                                                           ========       ========


See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)



                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               -------------------     --------------------
                                                 1996       1995         1996        1995
                                               --------   --------     --------    --------
Net sales                                      $  3,318   $  4,272     $  7,271    $  9,099

Cost of goods sold                                2,557      3,220        5,402       6,765
                                               --------   --------     --------    --------
     Gross margin                                   761      1,052        1,869       2,334

     Loss on sale of subsidiary                       0       (722)           0        (722)

Selling and administrative expenses                 655        791        1,392       1,682
                                               --------   --------     --------    --------

     Earnings (loss) from operations before
     other expenses and income taxes                106       (461)         477         (70)

Other income (expenses)

     Other income                                    25         31           25          34
     Interest expense                               (95)      (101)        (181)       (177)
     Amortization of intangible assets                0        (30)           0         (75)
                                               --------   --------     --------    --------

Earnings (loss) before income taxes                  36       (561)         321        (288)

Income taxes (benefit)                                7       (104)          64         (45)
                                               --------   --------     --------    --------

Net earnings (loss)                            $     29   $   (457)         257        (243)
                                               ========   ========     ========    ========

Net earnings (loss) per common share           $    .06   $   (.91)    $    .56    $   (.47)
Average common shares outstanding               457,323    504,323      457,323     516,073

Dividends per common share outstanding         $    .00   $    .00     $    .00         .00




See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)



                                                                    Six Months Ended
                                                                        June 30,
                                                                 --------------------
                                                                    1996     1995
                                                                 --------  ----------
Cash flows from operating activities:
   Net earnings (loss)                                            $   257    $   (243)
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Depreciation                                                   265         205
       Amortization of intangible assets                                0          75
       Loss on sale of subsidiary                                       0         722

       Change in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                       (821)       (558)
           Inventories                                                337        (433)
           Prepaid expenses and other assets                           86         (54)

       Increase (decrease) in:
         Accounts payable and accrued liabilities                    (285)        (16)
         Income taxes                                                  64           0
                                                                  -------     -------

         Net cash used in operating activities                        (97)       (302)

Cash flows from investing activities:
   Additions to property, plant & equipment                          (101)       (684)
                                                                  -------     -------
         Net cash used in investing activities                       (101)       (684)

Cash flows from financing activities:
   Principal payments on debt                                        (152)       (139)
   Net increase in notes payable to bank                              350         228
                                                                  -------     -------
         Net cash provided by financing activities                    198          89

Effect of exchange rate changes on cash                                 0           5

Net increase (decrease) in cash and cash equivalents                    0        (892)

Cash and cash equivalents at beginning of year                          0         892

Cash and cash equivalents at end of period                        $     0     $     0
                                                                  =======     =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                         181         156
     Income taxes                                                       0         165



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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:



                                                              Comparison of
                                             ---------------------------------------------
                                                Three Months Ended     Six Months Ended
                                                  June 30,                 June 30,
                                                1996 and 1995            1996 and 1995
                                             -------------------       -------------------
                                             Increase (Decrease)       Increase (Decrease)
                                                    (000's)                 (000's)

Net sales                                          (954)                   (1,828)
Cost of goods sold                                 (663)                   (1,363)
Selling and administrative expenses                (136)                     (290)
Other income                                         (6)                       (9)
Loss on sale of subsidiary                         (722)                     (722)
Interest expense                                     (6)                        4
Amortization of intangible assets                   (30)                      (75)
Earnings before income taxes                        597                       609
Income taxes (benefit)                              111                       109
Net earnings                                        486                       500



RESULTS OF OPERATIONS



SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

Sales for the second quarter of 1996 of $3.3 million were 22% less than sales for the second quarter of 1995. 1995's sales of $4.3 million include two months sales of the Company's former subsidiary which was sold in May, 1995. Sales for second quarter of 1996 for David White of $3.3 million were off 8% from 1995 sales of $3.6 million. For the second quarter of 1996, the Company reported a profit of $29,000 versus a loss of $457,000 during the same period in 1995. 1995's loss included a one time loss, net of taxes, of $575,000 on the sale of the Company's Swiss subsidiary, Ammann Lasertechnik. Gross margins decreased to 23% in 1996 from 25% in 1995 due to competitive pricing made necessary to move products remaining from the former Swiss subsidiary. Selling and administrative expenses decreased 17% due to inclusion of the former subsidiary's selling and administrative expenses in 1995. David White's selling and administrative expenses were the same for both years during the second quarter. Interest expense for the second quarter of 1996 was down $6,000.

FIRST SIX MONTHS 1996 COMPARED TO THE FIRST SIX MONTHS 1995

Sales for the first six months of 1996 of $7.3 million were down $1.8 million from 1995's first six months sales of $9.1 million. Most of the decrease, or $1.6 million, is attributed to the inclusion of the Ammann's sales for the first five months of 1995. David White's sales are down 3% or $227,000. Gross margins for the two years remained constant at 26%. Selling and administrative expenses decreased 17% due to the inclusion of Ammann's selling and administrative expenses in 1995. David White's selling and administrative expenses for the first six months of 1996 were up less than 1%. Interest expense for the first six months of 1996 is up $4,000.

LIQUIDITY

At the end of the second quarter, the Company had $1,064,000 of revolving debt. The debt agreement allows the Company to borrow at the bank's prime rate. The term note remaining is payable in monthly installments of $40,000 through August, 2001. The Company anticipates that the revolving debt will be paid in the third quarter. The current ratio was 2.5:1 on June 30, 1996 down slightly from the 2.7:1 on June 30, 1995.

The Company did not have any significant outstanding capital commitments at the end of the second quarter of 1996.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the 1996 Annual Meeting of Shareholders of the Company held on May 7, 1996, the shareholders reelected Marshall A. Loewi and R. Ron Heiligenstein to the board of directors for three year terms to expire at the Company's 1999 annual meeting of shareholders. The final voting was as follows:


                                                    Total Shares  Total Shares
                              For          Abstain     Voted      Outstanding
                            -------        -------  ------------  ------------

Marshall A. Loewi           372,975          49,111     422,086       457,323
R. Ron Heiligenstein        374,586          47,500     422,086       457,323



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

     3.1 Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

     3.2 By-Laws, as amended through February 22, 1996 [Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1995]

     4.1 Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]

     4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

     4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

     4.4 Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

     10.1 Amended and Restated 1981 Stock Option Plan [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1988]*

- - ------------------

     *  management contract or compensatory plan or arrangement.

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

     10.6  Amendment to Employment Agreement, dated as of December 5,
           1995, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995]*

     10.7 Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to
           Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

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

     10.10 Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi, Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit

10.12      to the Company's Form 10-K for the year ended December 31, 1989

- - --------------
     *  management contract or compensatory plan or arrangement.

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

- - ------------------

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

     27    Financial Data Schedule



(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the second quarter of 1996.

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




Date:           August 12, 1996
      --------------------------------

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVID WHITE, INC.
                      ---------------------------------
                                  (Registrant)





                      ---------------------------------
                               Tony L. Mihalovich
                                  (President)



                      ---------------------------------
                                 James L. Younk
                            (Vice President-Finance)




Date:           August 12, 1996
       ------------------------------