Form 10QSB
period 1996-09-30
WHITE DAVID INC
filed 1996-11-14
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

       /X/ Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.
       For the quarterly period ended           September 30, 1996
                                       -----------------------------------------

       / / Transition report under Section 13 or 15(d) of the Exchange Act.


       For the transition period from                   to
                                      -----------------   ----------------------

Commission file number            0-3555
                        --------------------------------------------------------

                                   David White, Inc.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)




      Wisconsin                                       39-0967642
-------------------------------           -------------------------------
(State or Other Jurisdiction of                  (I. R. S. Employer
Incorporation or Organization)                   Identification No.)


                    11711 River Lane, Germantown, WI 53022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (414) 251-8100
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
      ----         ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                             Outstanding at October 31, 1996
----------------------------------------     ----------------------------------
Common Stock, $3.00 Par Value Per Share                457,323 Shares

Transitional small business disclosure format (Check One)               X
                                                           ------    ------
                                                             Yes       No

                               DAVID WHITE, INC.

                                     INDEX



                                        Page No.


Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
              September 30, 1996 and December 31, 1995                      3

          Consolidated Condensed Statements of Operations -
              Three Months and Nine Months Ended September 30,
                   1996 and 1995                                            4

          Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended September 30, 1996 and 1995              5

          Notes to Unaudited Consolidated Condensed
              Financial Statements                                          6

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

PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                                        Assets            September 30,  December 31,
                                        ------
                                                              1996           1995
                                                           -----------  -------------
                                                           (Unaudited)
Current Assets
--------------
Cash and cash equivalents                                    $    371     $      0
Trade accounts receivable, net                                  1,060        1,479
Inventories                                                     3,792        4,611
Other current assets                                               48          129
                                                             --------     --------
  Total current assets                                          5,271        6,219
Other Assets
------------
Technology and patents, net                                       169          183
Intangible pension asset                                          127          127
Other                                                             178          183
                                                             --------     --------
                                                                  474          493

Property, plant and equipment, net                              2,262        2,465
                                                             --------     --------

  Total assets                                               $  8,007     $  9,177
                                                             ========     ========


                  Liabilities and Stockholders' Investment
                  -----------------------------------------
Current Liabilities
-------------------
Notes payable to bank                                        $      0     $    714
Trade accounts payable                                            427          763
Accrued liabilities                                               538          722
Income taxes                                                       59            0
Current maturities of long-term debt                              330          309
                                                             --------     --------
  Total current liabilities                                     1,354        2,508

Long-term debt, less current maturities                         1,590        1,840
Long-term pension liability                                       197          197

Stockholders' Investment
------------------------
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares            2,077        2,077
Additional paid-in capital                                      1,024        1,024
Retained earnings                                               4,129        3,895
Additional pension liability                                      (70)         (70)
Treasury stock at cost - 234,917 shares                        (2,294)      (2,294)
                                                             --------     --------
Total stockholders' investment                                  4,866        4,632
                                                             --------     --------
  Total liabilities and stockholders' investment             $  8,007     $  9,177
                                                             ========     ========



See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)



                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                           -------------------     ------------------
                                             1996       1995         1996       1995
                                           --------   --------     --------   -------
Net sales                                  $  3,014   $  3,160     $ 10,285   $ 12,259

Cost of goods sold                            2,428      2,320        7,830      9,085
                                           --------   --------     --------   --------

  Gross margin                                  586        840        2,455      3,174

  Loss on sale of subsidiary                      0          0            0       (722)

Selling and administrative expenses             561        613        1,953      2,295
                                           --------   --------     --------   --------

  Earnings from operations before
    other expenses and income taxes              25        227          502        157

Other income (expenses)

  Other income                                    2          1           27         35
  Interest expense                              (55)       (58)        (236)      (235)
  Amortization of intangible assets               0          0            0        (75)
                                           --------   --------     --------   --------

Earnings (loss) before income taxes             (28)       170          293       (118)

Income taxes (benefit)                           (5)        34           59        (11)
                                           --------   --------     --------   --------

Net earnings (loss)                        $    (34)  $    136          234       (107)
                                           ========   ========     ========   ========

Net earnings (loss) per common share       $   (.05)  $    .30     $    .51   $   (.22)
Average common shares outstanding           457,323    457,323      457,323    496,490

Dividends per common share outstanding     $    .00   $    .00     $    .00        .00


See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               1996         1995
                                                             --------     --------
Cash flows from operating activities:
 Net earnings (loss)                                         $   234      $  (107)
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation                                                 404          307
    Amortization of intangible assets                              0           75
    Loss on sale of subsidiary                                     0          722

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                       419          493
       Inventories                                               819         (659)
       Prepaid expenses and other assets                         100          (18)

     Increase (decrease) in:
       Accounts payable and accrued liabilities                 (520)        (259)
       Income taxes                                               59            0
                                                             --------     --------

       Net cash provided by operating activities               1,515          554

Cash flows from investing activities:
 Additions to property, plant & equipment                       (201)        (690)
                                                             --------     --------
       Net cash used in investing activities                    (201)        (690)

Cash flows from financing activities:
 Principal payments on debt                                     (229)        (210)
 Net decrease in notes payable to bank                          (714)        (417)
                                                             --------     --------
        Net cash used in financing activities                   (943)        (627)

Effect of exchange rate changes on cash                            0            5

Net increase (decrease) in cash and cash equivalents             371         (758)

Cash and cash equivalents at beginning of year                     0          892
                                                             -------      -------

Cash and cash equivalents at end of period                   $   371      $   134
                                                             =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    236          214
     Income taxes                                                  8          165

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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:


                                                        Comparison of
                                            ----------------------------------------
                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                               1996 and 1995        1996 and 1995
                                            -------------------  -------------------
                                            Increase (Decrease)  Increase (Decrease)
                                                  (000's)              (000's)
Net sales                                           (146)               (1,974)
Cost of goods sold                                   108                (1,255)
Selling and administrative expenses                  (52)                 (342)
Other income                                           1                    (8)
Loss on sale of subsidiary                             0                  (722)
Interest expense                                      (3)                    1
Amortization of intangible assets                      0                   (75)
Earnings before income taxes                        (198)                  411
Income taxes (benefit)                               (39)                   70
Net earnings                                        (159)                  341


RESULTS OF OPERATIONS



THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Sales for the third quarter of 1996 of $3.014 million were 5% less than sales for the third quarter of 1995. For the third quarter of 1996, the Company reported a loss of $23,000 versus a profit of $136,000 during the same period in 1995. Gross margins decreased to 20% in 1996 from 27% in 1995 due to the Company's efforts to reduce inventories along with a change in sales mix. Inventories decreased $482,000 in the third quarter of 1996. Reducing inventories decreases profits temporarily by reducing the Company's ability to absorb normal manufacturing overhead into inventory. There also was a change in sales mix. In 1996, laser products were 27% of all sales, up from 18% in the third quarter of 1995. Shipments of laser products rose 43% in the third quarter of 1996 while optical and optical related products were down 15%. As optical products are more profitable than laser products, the change in mix is reflected in lower gross margins in the third quarter of 1996. Selling and administrative expenses decreased 8% due to (1) lower health premiums as the Company changed to a HMO from a traditional health plan and (2) lower expenses due to the completion of the computer conversion. Interest expense for the third quarter of 1996 was down $3,000.

FIRST NINE MONTHS 1996 COMPARED TO THE FIRST NINE MONTHS 1995

Sales for the first nine months of 1996 of $10.3 million were down $2 million from 1995's first nine months sales of $12.3 million. Most of the decrease, or $1.6 million, is attributed to the inclusion of the Ammann's sales for the first five months of 1995. The Company sold its former Swiss subsidiary, Ammann Lasertechnik, in May, 1995. David White's sales, exclusive of Ammann, are down 3% or $373,000 for the first nine months of 1996. Gross margins decreased to 24% for the first nine months of 1996, down 2% from 26% for the first nine months of 1995. Selling and administrative expenses decreased 15% primarily due to the inclusion of Ammann's selling and administrative expenses in 1995. Interest expense for the first nine months of 1996 is up $1,000.

LIQUIDITY

At the end of the third quarter, the Company had paid off its revolving debt. There was $1.9 million remaining on the term debt on September 30, 1996 down from $2.2 million on September 30, 1995. The term debt agreement allows the Company to borrow at the bank's prime rate. The term note remaining is payable in monthly installments of $40,000 through August, 2001. The current ratio was 3.9:1 on September 30, 1996 up slightly from the 3.7:1 on September 30, 1995.

The Company did not have any significant outstanding capital commitments at the end of the third quarter of 1996.

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

         10.5 Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

------------------------------
        *       management contract or compensatory plan or arrangement.

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



------------------------------

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

         10.19 Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.20 Summary [English Translation] of German Joint Venture Ammann Lasertechnik GmbH, March 1991 [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1991]

         10.21 Offer, Addendum and Accepted Counter-Offer between Tony L. Mihalovich and the Company regarding the Purchase of the Company's Germantown, Wisconsin property by Mr. Mihalovich

         10.22 Lease dated October 31, 1996, entered into between the Company and Tony L. Mihalovich

         27               Financial Data Schedule



(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the third quarter of 1996.

------------------------------

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



                                        DAVID WHITE, INC.
                             ------------------------------------
                                        (Registrant)




                                        /s/  Tony L. Mihalovich
                             ------------------------------------
                                        Tony L. Mihalovich
                                        (President)



                                        /s/  James L. Younk
                             ------------------------------------
                                        James L. Younk
                                        (Vice President-Finance)




Date:         November 12, 1996
      ------------------------------