Form 10KSB
period 1996-12-31
WHITE DAVID INC
filed 1997-03-26
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to __________________

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year: $ 13,372,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,869,602 as of January 31, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 1997: 457,323.



                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference:

         1996 Annual Report to Shareholders (Parts I and II, to the extent indicated therein).

         Proxy Statement for 1997 annual meeting of shareholders (previously filed with the Commission under Regulation 14A and hereby incorporated by reference into Part III, to the extent indicated therein).

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

         David White Instruments. The Company's surveying instruments can be divided generally into two categories: conventional optical survey instruments and laser surveying instruments.

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

         Pursuant to General Instruction E to Form 10-KSB ("Instruction E"), information regarding the status of publicly announced new products is hereby incorporated by reference from the information set forth on pages 1 and 2 of the Company's 1996 Annual Report to Shareholders ("Annual Report").

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


                              CERTAIN CREDIT TERMS

         Customers of the Company who place their orders for optical and laser instruments between November l and February 28 of each year and are considered creditworthy are extended payment terms of one-third on April l, one-third on May l and one-third on June l. European product sales are not included in the foregoing credit programs.

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

           PATENTS AND ENGINEERING: RESEARCH AND PRODUCT DEVELOPMENT

         The Company places considerable emphasis on the optical, mechanical and electromechanical design of its products. Most of the Company's key products have been designed by the Company, and the Company's Technology Transfer Agreement with Ammann granted the Company patent rights with respect to two products that were originally designed by Ammann. Although a number of the Company's products are covered by patents, its business is not materially dependent on them.

         In 1996, the Company employed five individuals in research and development and expended $327,000 for this activity, compared to $399,000 in 1995. The Company has budgeted $326,000 for research and development during 1997.

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

                                   EMPLOYEES

         The Company employs approximately 130 full time people, approximately two-thirds of whom are in production. The balance are employed in executive, administrative, engineering, sales and clerical capacities.

Item 2.  Properties.

         The following table summarizes the Company's principal properties:

                                                    Owned           Year             Approx-
                                                     or            Lease              imate
Location         Use                               Leased         Expires            Sq. Ft.
--------         ---                               ------         -------            --------
Germantown,      Executive Offices,                Leased           1997              12,800
Wisconsin        Marketing, Advertising,
                 Finance, Service
                 Department

Berlin,          Manufacture of Optical            Owned            ------           105,000
Wisconsin        and Electronic
                 Surveying Products,
                 Research and Development
                 and Design Engineering

        The Company believes its current facilities are suitable, adequate and provide sufficient capacity to support current operations. No present plans exist for the improvement or further development of any of the properties. The Company intends to lease a smaller facility for its executive offices beginning in late fall of 1997. In the opinion of the Company's management, the properties are adequately insured.

         The Company leases its Germantown, Wisconsin property from Tony L. Mihalovich pursuant to a triple-net lease. The Company pays monthly rental of $10,600 under the lease. The initial term of the lease will expire on June 30, 1997, following which it will become a month-to-month lease.

         The Berlin, Wisconsin property is owned by the Company and is currently subject to a first mortgage as security for a $2,500,000 term note through Firstar Bank Fond du Lac (the "Bank") to the Company. As of January 31, 1997, the outstanding balance on the term note was $1,165,000. The term note is 70% guaranteed by Farmers Home Administration. The Berlin property is also currently subject to a second mortgage as security for the Bank's revolving line of credit to the Company, which is adjusted periodically according to seasonal requirements and ranges from $1,750,000 to $2,000,000. Pursuant to Instruction E, information regarding the Company's term note and line of credit required by this item is incorporated herein by reference from the information set forth in
Note 3 to the Company's Consolidated Financial Statements, set forth on page 6 of the Annual Report. As of January 31, 1997, the outstanding balance under the line of credit was $340,000.

         The federal tax basis of the land and building at the Berlin, Wisconsin location is $36,000 and $380,000, respectively. Depreciation is taken by the Company over the estimated useful life of the building using the straight line method. For purposes of depreciation, the remaining life claimed with respect to the Berlin property is 3 years, although different depreciation schedules with remaining lives ranging from 3 to 32 years exist for various improvements to the Berlin property. For 1996, the Company has paid or will pay annual realty taxes on the Berlin, Wisconsin property in the amount of $25,000. The company also paid $16,365 toward the realty taxes of the Germantown, Wisconsin property in 1996, representing the prorated portion of the previous year's taxes through the date the building was sold to Tony L. Mihalovich.

Item 3.  Legal Proceedings.

         The Company is not currently a party, nor are any of its properties subject, to any legal proceeding required to be disclosed under this Item. No such proceedings were terminated during the fourth quarter of 1996.

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

Item 7.  Financial Statements.

         Pursuant to Instruction E, the Consolidated Balance Sheet of the Company as of December 31, 1996, and the Consolidated Statements of Operations, Stockholders' Investment and Cash Flows for the years ended December 31, 1996 and 1995, together with the related notes thereto are hereby incorporated herein by reference from the information set forth on pages 3 through 8 of the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Company; Compliance with
         Section 16(a) of the Exchange Act.

         Pursuant to Instruction E, the information required by this Item with respect to directors and executive officers is hereby incorporated herein by reference from the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" set forth in the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders previously filed with the Commission under Regulation 14A ("Proxy Statement"). The required information with respect to Section 16(a) compliance is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement.

Item 10. Executive Compensation.

         Pursuant to Instruction E, the information required by this Item is hereby incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" set forth in the Proxy Statement.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         Pursuant to Instruction E, the information required by this Item is hereby incorporated herein by reference from the information set forth under the captions "Election of Directors" and "Principal Shareholders" set forth in the Proxy Statement.

Item 12.     Certain Relationships and Related Transactions.

         On October 31, 1996, Tony L. Mihalovich, a director of the Company and the Company's President and Chief Executive Officer, purchased the Company's Germantown, Wisconsin property for $678,900. On the same day, the Company entered into a triple-net lease with Mr Mihalovich for the Germantown property, pursuant to which the Company pays a monthly rental of $10,600. The initial term of the lease will expire on June 30, 1997, after which the lease will become a month-to-month lease. These transactions were approved by the Executive Committee of the Company's Board of Directors. Mr. Mihalovich is not a member of the Executive Committee and was not present during the Committee's discussions concerning these transactions.

Item 13.     Exhibits and Reports on Form 8-K.

     (a)     The following documents are filed as a part of this report:

                                                                                     Page Reference
                                                                                     --------------
                                                                                                       1996
                                                                                                   Annual Report
                                                                             1996                       to
                                                                          Form 10-KSB              Shareholders
                                                                          -----------              -------------
l.       Financial Statements.
         --------------------

         Consolidated Balance Sheet at                                       ---                            3
         December 31, 1996

         For the years ended December 31, 1996,
         and 1995:

                 Consolidated Statements of
                 Operations                                                  ---                            4

                 Consolidated Statements of
                 Stockholders' Investment                                    ---                            4



                Consolidated Statement of Cash Flows                         ---                            5

                 Notes to Consolidated Financial
                 Statements                                                  ---                          6-8

         Independent Auditors' Report                                        ---                            9

2.       Exhibits.
         ---------

         3.1     Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
                 May 8, 1992]

         3.2     By-Laws, as amended through January 29, 1997

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

         10.1    Form of Key Executive Employment and Severance Agreement ("KEESA") dated as of January 25, 1990, entered into between the  Company and each of the following: Tony L. Mihalovich, Ronald J.


---------------
         * management contract or compensatory plan or arrangement.

                 Jansen, James L. Younk, E. Gustav Malm, Larry Clark, Walker J. Young and Robert L. Underberg. The KEESA with
                 James L. Younk is the only one that remains in effect.  [Incorporated by  reference to Exhibit 10.4 to the
                 Company's Form 10-K for the year ended December 31, 1992]*

         10.2    Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich  [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

         10.3    Amendment to Employment Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich
                 [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995]*

         10.4    Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich.  [Incorporated by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

         10.5    Amendment to Stock Option Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich
                 [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995]*

         10.6    Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*

         10.7    Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi,
                 Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1989]

         10.8    1992 Stock Option Plan [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended
                 December 31, 1992]*

         10.9    Form of 1992 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.10 to the Company's
                 Form 10-K for the year ended December 31, 1992]*

         10.10   1995 Stock Option Plan [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-QSB for the end of
                 the second quarter of 1995]*

---------------

     *   management contract or compensatory plan or arrangement.

         10.11   Stock Purchase Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann,
                 Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.12 to the Company's
                 Form 10-QSB for the end of the second quarter of 1995]

         10.12   License Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG
                 [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the end of the second quarter of 1995]

         10.13   Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
                 Lasertechnik, AG  [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the end of the
                 second quarter of 1995]**

         10.14   David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
                 Lasertechnik, AG [Incorporated by reference to Exhibit 10.15 to the Company's Form 10-QSB for the end of the
                 second quarter of 1995]**

         10.15   Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
                 Lasertechnik, AG [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the end of the
                 second quarter of 1995]

         10.16   Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda
                 Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's
                 Form 10-QSB for the end of the second quarter of 1995]

         10.17   Summary [English Translation] of German Joint Venture Ammann Lasertechnik GmbH, March 1991 [Incorporated by
                 reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1991]

         10.18   Offer, Addendum and Accepted Counter-Offer between Tony L. Mihalovich and the Company regarding the Purchase of the Company's Germantown, Wisconsin property by Mr. Mihalovich [Incorporated by reference to Exhibit 10.21 to the
                 Company's Form 10-QSB for the end of the third quarter of 1996]

---------------

     ** Certain information in this Exhibit was omitted pursuant to a request for confidential treatment. The information and the request were separately filed with the Commission.

         10.19   Lease dated October 31, 1996, entered into between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.22 to the Company's Form 10-QSB for the end of the third quarter of 1996]

         13      1996 Annual Report to Shareholders [Except to the extent expressly incorporated herein by reference, this 1996
                 Annual Report to Shareholders shall not be deemed "filed" with the Securities and Exchange Commission as part of this Form 10-KSB]

         27      Financial Data Schedule

         28      Proxy Statement for 1997 Annual Meeting of Shareholders [Previously filed with the Securities and Exchange
                 Commission under Regulation 14A and incorporated by reference in this Form 10-KSB to the extent indicated herein]

         (b) No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DAVID WHITE, INC.


Date:   3/26/97                          By:  /s/ Tony L. Mihalovich
     ---------------                          ----------------------------
                                              Tony L. Mihalovich,
                                               President, Chief Executive
                                               Officer, Director


Date:   3/26/97                          By:  /s/ James L. Younk
     ---------------                          ----------------------------
                                              James L. Younk, Treasurer,
                                               Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   3/26/97                          By:  /s/ Michael S. Ariens
     ---------------                          ----------------------------
                                              Michael S. Ariens,
                                               Director


Date:   3/26/97                          By:  /s/ R. Ron Heiligenstein
     ---------------                          ----------------------------
                                              R. Ron Heiligenstein,
                                               Director


Date:   3/26/97                          By:  /s/ Charles D. Jacobus
     ---------------                          ----------------------------
                                              Charles D. Jacobus,
                                               Director

Date:   3/26/97                          By:  /s/ Marshall A. Loewi
     ---------------                          ----------------------------
                                              Marshall A. Loewi,
                                               Director

                                 EXHIBIT INDEX

                                                                                                                        SEQUENTIAL
         DESCRIPTION                                                                                                     PAGE NO.
         -----------                                                                                                    ----------
3.1      Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
         May 8, 1992]                                                                                                       N/A

3.2      By-Laws, as amended through January 29, 1997                                                                        18

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


---------------

     * management contract or compensatory plan or arrangement.

10.1     Form of Key Executive Employment and Severance Agreement ("KEESA"), dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk,
         E. Gustav Malm,  Larry Clark, Walker J. Young and Robert L. Underberg. The KEESA with James L. Younk is the only one that remains in effect.  [Incorporated by reference to Exhibit 10.4 to the Company's  Form 10-K for the year
         ended December 31, 1992]*                                                                                             N/A

10.2     Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich  [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by
         Form 8 dated April 20, 1994]*                                                                                         N/A

10.3     Amendment to Employment Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich
         [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1995]*        N/A

10.4     Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich.  [Incorporated
         by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*                      N/A

10.5     Amendment to Stock Option Agreement, dated as of December 5, 1995, between the Company and Tony L. Mihalovich
         [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1995]*        N/A

10.6     Stock Option Agreement, dated as of January 11, 1990, between Company and R. Ron Heiligenstein [Incorporated by
         reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989]*                          N/A

10.7     Form of Indemnity Agreement, dated as of January 24, 1990, entered into between the Company and each of the following: Charles D. Jacobus, Hans-Rudolf Ammann, E. Gustav Malm, R. Ron Heiligenstein, Marshall A. Loewi,
         Michael S. Ariens and Richard H. Bromley [Incorporated by reference to Exhibit 10.12 to the Company's
         Form 10-K for the year ended December 31, 1989]                                                                       N/A

10.8     1992 Stock Option Plan [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year
         ended December 31, 1992]*                                                                                             N/A

---------------

     *   management contract or compensatory plan or arrangement.

10.9     Form of 1992 Incentive Stock Option Agreement [Incorporated by reference to Exhibit 10.10 to the Company's
         Form 10-K for the year ended December 31, 1992]*                                                                      N/A

10.10    1995 Stock Option Plan [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-QSB for the end
         of the second quarter of 1995]*                                                                                       N/A

10.11    Stock Purchase Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann,
         Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.12 to the Company's
         Form 10-QSB for the end of the second quarter of 1995]                                                                N/A

10.12    License Agreement, dated as of May 31, 1995, entered into between the Company and Ammann Lasertechnik, AG
         [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the end of the second quarter of 1995]   N/A

10.13    Ammann Lasertechnik AG Supply Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
         Lasertechnik, AG  [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the end of the
         second quarter of 1995]**                                                                                             N/A

10.14    David White, Inc. Supply Agreement, dated as of May 31, 1995, entered into between the Company and
         Ammann Lasertechnik, AG [Incorporated by reference to Exhibit 10.15 to the Company's Form 10-QSB for the end of
         the second quarter of 1995]**                                                                                         N/A

10.15    Transfer and Assignment Agreement, dated as of May 31, 1995, entered into between the Company and Ammann
         Lasertechnik, AG [Incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the end of the
         second quarter of 1995]                                                                                               N/A

10.16    Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda
         Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's Form 10-QSB
         for the end of the second quarter of 1995]                                                                            N/A

10.17    Summary [English Translation] of German Joint Venture

---------------

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

         Ammann Lasertechnik GmbH, March 1991 [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for
         the year ended December 31, 1991]                                                                                      N/A

10.18    Offer, Addendum and Accepted Counter-Offer between Tony L. Mihalovich and the Company regarding the Purchase of the Company's Germantown, Wisconsin property by Mr. Mihalovich [Incorporated by reference to Exhibit 10.21
         to the Company's Form 10-QSB for the end of the third quarter of 1996]                                                 N/A

10.19    Lease dated October 31, 1996, entered into between the Company and Tony L. Mihalovich [Incorporated by reference
         to Exhibit 10.22 to the Company's Form 10-QSB for the end of the third quarter of 1996]                                N/A


13       1996 Annual Report to Shareholders [Except to the extent expressly incorporated herein by reference, this 1996 Annual
         Report to Shareholders shall not be deemed "filed" with the Securities and Exchange Commission as part of this
         Form 10-KSB]                                                                                                           47

27       Financial Data Schedule                                                                                                59

28       Proxy Statement for 1997 Annual Meeting of Shareholders [Previously filed with the Securities and Exchange Commission
         under Regulation 14A and incorporated by reference in this Form 10-KSB to the extent indicated herein]                 N/A