Form 10QSB
period 1997-03-31
WHITE DAVID INC
filed 1997-05-12
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                  FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

       (Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended           March 31, 1997
                                 -------------------------------------------
   [ ] Transition report under Section 13 or 15(d) of the Exchange Act.


   For the transition period from                      to
                                  --------------------    ---------------------

Commission file number            0-3555
                        -------------------------------

                              David White, Inc.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


    Wisconsin                                         39-0967642
    ---------                              -----------------------------------
 (State or Other                               (I. R. S. Employer
 Jurisdiction of                                Identification No.)
Incorporation or Organization)


                   11711 River Lane, Germantown, WI 53022
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                               (414) 251-8100
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
    ---------    ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                        Outstanding at April 30, 1997 Common Stock,
-------------------------            -------------------------------------------
$3.00 Par Value Per Share                         457,323 Shares
                                                                       X
Transitional small business disclosure format (Check One)  ------    ------
                                                             Yes       No

                               DAVID WHITE, INC.
                                ----------------
                                     INDEX
                                     -----

                                                                    Sequential
                                                                      Page No.
                                                                      --------

Part  I.  Financial Information

          Consolidated Condensed Balance Sheets -
              March 31, 1997 and December 31, 1996                       4

          Consolidated Condensed Statements of Earnings -
              Three Months Ended March 31, 1997 and 1996                 5

          Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                 6

          Notes to Unaudited Consolidated Condensed
              Financial Statements                                       7

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Earnings                                                 8 & 9


Part II.  Other Information

          Exhibits and Reports on Form 8-K                              10

          Signature                                                     13

Exhibits

          2.1   Agreement and Plan of Merger                            14

        10.11   Form of 1995 Stock Option Agreement                     62

           27   Financial Data Schedule (filed in
                electronic format only)                                 N/A

List of Schedules and Exhibits to Agreement and Plan of Merger

      Schedule 3.05(a)  Required Consents, Approvals, Authorizations or Permits

      Schedule 3.07(c)  Material Liability Not Disclosed on 12/31/96 Balance
                        Sheet

      Schedule 3.09(a)  Pending or Threatened Litigation, Claims, etc. (See
                        Schedule 3.21)

      Schedule 3.09(b) Continuing Orders, Consent Decrees, Settlement Agreements, Investigations (See Schedule 3.21)

 Schedule 3.10(a) Contracts or Agreements Concerning Partnership or Joint Venture or Material to Company

      1.           See Exhibit Index of David White, Inc.'s Form
                   10-KSB for the period ending 12/31/96, items 10.1-10.19, incorporated herein by reference.

      2.           Incentive Stock Option Agreement dated January 29,
                   1997, to Tony L. Mihalovich for 10,000 shares of common stock at Seven Dollars and Eighty Seven 1/2 cents ($7.875) per share.

      3.           Incentive Stock Option Agreement dated January 29,
                   1997, to Stephen M. Smith for 2,000 shares of common stock at Seven Dollars and Eighty Seven 1/2 cents ($7.875) per share.

      4.           Incentive Stock Option Agreement dated January 29,
                   1997, to Larry P. Hutzler for 2,000 shares of common stock at Seven Dollars and Eighty Seven 1/2 cents ($7.875) per share.

      5.           Incentive Stock Option Agreement dated January 29,
                   1997, to William L. Durkin for 1,000 shares of common stock at Seven Dollars and Eighty Seven 1/2 cents ($7.875) per share.

      6.           Incentive Stock Option Agreement dated January 29,
                   1997, to James L. Younk for 2,000 shares of common stock at Seven Dollars and Eighty Seven 1/2 cents ($7.875) per share.

 Schedule 3.11     Benefit Plans

 Schedule 3.16     Cleary Gull Reiland & McDevitt Inc. Engagement Letter

 Schedule 3.17     Description of Real Property

 Schedule 3.19     Liens on Personal Property

 Schedule 3.21     Environmental Permits, Licenses, Approvals, etc.

 Schedule 3.22     Collection Bargaining Agreements/Labor Contracts

 Schedule 3.23     Citations Issued by a Government Entity (See Schedule 3.21)

 Schedule 3.24     Aging Schedule of Accounts Receivable

 Schedule 3.25     Largest Customers/Suppliers

 Schedule 3.26     Warranties Provided by Company

PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS
                               DAVID WHITE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (000'S)

                                        Assets              March 31,    December 31,
                                        ------                1997           1996
                                                           -----------  -------------
                                                           (Unaudited)
Current Assets
--------------
Cash and cash equivalents                                    $    136     $     47
Trade accounts receivable, net                                  3,625        1,315
Inventories                                                     3,192        3,681
Other current assets                                              168          142
                                                             --------     --------
  Total current assets                                          7,121        5,185
Other Assets
------------
Technology and patents, net                                       141          141
Intangible pension asset                                          107          107
Other                                                              52           54
                                                             --------     --------
                                                                  300          302

Property, plant and equipment, net                              1,805        1,816
                                                             --------     --------

  Total assets                                               $  9,226     $  7,303
                                                             ========     ========

                   Liabilities and Stockholders' Investment
                   ----------------------------------------

Current Liabilities
-------------------
Notes payable to bank                                        $  1,315     $      0
Trade accounts payable                                            711          354
Accrued liabilities                                               578          630
Income taxes                                                       89            0
Current maturities of long-term debt                              230          225
                                                             --------     --------
  Total current liabilities                                     2,923        1,209

Long-term debt, less current maturities                           899          958
Long-term pension liability                                       133          133

Stockholders' Investment
------------------------
Preferred stock, par value $1 a share:
  Authorized 1,000,000 shares; none issued
Common stock, par value $3 a share:
  Authorized 5,000,000 shares; issued 692,240 shares            2,077        2,077
Additional paid-in capital                                      1,024        1,024
Retained earnings                                               4,490        4,222
Additional pension liability                                      (26)         (26)
Treasury stock at cost - 234,917 shares                        (2,294)      (2,294)
                                                             ---------    --------
Total stockholders' investment                                  5,271        5,003
                                                             --------     --------
  Total liabilities and stockholders' investment             $  9,226     $  7,303
                                                             ========     ========

See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000'S) EXCEPT SHARE AND PER SHARE DATA
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
Net sales                                                    $  4,128   $  3,953

Cost of goods sold                                              2,962      2,845
                                                             --------   --------

  Gross margin                                                  1,166      1,108

Selling and administrative expenses                               767        737
                                                             --------   --------

  Earnings from operations before
    other income (expenses) and income taxes                      399        371

Other income (expenses)

  Other income                                                      0          0
  Interest expense                                                (42)       (86)
                                                             ---------  --------

Earnings before income taxes                                      357        285

Income taxes                                                       89         57
                                                             --------   --------

Net earnings                                                 $    268   $    228
                                                             ========   ========

Net earnings per common share                                $    .59   $    .50
Average common shares outstanding                             457,323    457,323

Dividends per common share outstanding                       $    .00   $    .00




See accompanying notes to unaudited consolidated condensed financial statements.

                               DAVID WHITE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (000'S)
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Cash flows from operating activities:
 Net earnings                                                $   268    $   228
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Depreciation                                                 129        129

    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                    (2,310)    (1,103)
       Inventories                                               489        (51)
       Prepaid expenses and other assets                         (24)        78

     Increase (decrease) in:
       Accounts payable and accrued liabilities                  305        172
       Income taxes                                               89         57
                                                             -------    -------

       Net cash used in operating activities                  (1,054)    (1,490)

Cash flows from investing activities:
 Additions to property, plant & equipment                       (118)       (70)
                                                             --------   -------
       Net cash used in investing activities                    (118)       (70)

Cash flows from financing activities:
 Principal payments on debt                                      (54)       (75)
 Net increase in notes payable to bank                         1,315      1,635
                                                             -------    -------
        Net cash provided by financing activities              1,261      1,560

Net increase (decrease) in cash and cash equivalents              89          0

Cash and cash equivalents at beginning of year                    47          0
                                                             -------    -------

Cash and cash equivalents at end of period                   $   136    $     0
                                                             =======    =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                     42         86
     Income taxes                                                  0          0


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

2. In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:


                                                           Comparison of
                                                        ------------------
                                                        Three Months Ended
                                                             March 31,
                                                           1997 and 1996
                                                        -------------------
                                                        Increase (Decrease)
                                                              (000's)
Net sales                                                        175
Cost of goods sold                                               117
Selling and administrative expenses                               30
Other income                                                       0
Interest expense                                                 (44)
Earnings before income taxes                                      72
Income taxes                                                      32
Net earnings                                                      40

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------

Sales of $4.13 million for the first quarter of 1997 were up 4% from 1996's arter sales of $3.95 million. On the higher volume, gross margins also improved. For the first quarter of 1997, gross margins improved to 28.2% from
28.0% in 1996.   Selling and administrative expenses were up 4% or $30,000 on the 4% increase in sales. Interest expense for the first quarter of 1997 was down $44,000 due to a significant decrease in bank borrowing. The Company has reduced inventories $1.5 million since March 31, 1996. Much of this reduction was the direct result of the installation of a new manufacturing software package during the second quarter of 1996. Net earnings improved from $228,000 for the first quarter of 1996 to $268,000 for the first quarter of 1997.

The working capital at the end of the first quarter 1997 improved to $4.2 from $3.9 million at the end of the first quarter 1996. The Company's current ratio at the end of the first quarter 1997 improved to 2.4:1 from 1.9:1 at the end of the first quarter 1996.

LIQUIDITY
---------

Each year receivables increase during the first quarter as the Company offers a deferred payment program to its key distributors. The Company will be reducing its outstanding borrowings in the second quarter as the deferred payments are collected. The interest rate on the revolving line is the bank's prime rate, which is currently 8.5%.

CAPITAL RESOURCES
-----------------

No significant capital commitments were outstanding at the end of the first quarter.

OTHER MATERIAL EVENTS
---------------------

On April 30, 1997, the Board of Directors of the Company signed a definitive agreement for the sale of the Company to Choucroute Partners, a limited liability company formed by Milwaukee, Wisconsin businessman Robert T. Foote, Jr. Under the agreement, which is subject to a financing contingency and approval by the Company's shareholders, Mr. Foote will make a $12 per share cash offer to shareholders of the Company. The sale is subject to SEC review, and the closing is of the transaction is expected to occur mid-summer.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

2.1 Agreement and Plan of Merger, dated April 30, 1997 (without schedules or exhibits)

3.1 Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

3.2 By-Laws, as amended through January 29, 1997 [Incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1996]

4.1 Rights Agreement, dated as of August 29, 1988, between Company and First Wisconsin Trust Company, as Rights Agent
             [Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated September 15, 1988]

4.2 Amendment to Rights Agreement, dated as of November 9, 1988, between Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated November 10, 1988]

4.3 Amendment No. 2 to Rights Agreement dated as of June 30, 1989 between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 30, 1989]

 4.4 Amendment No. 3 to Rights Agreement dated as of January 22, 1992, between the Company and First Wisconsin Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 7, 1992]

10.1 Form of Key Executive Employment and Severance Agreement ("KEESA"), dated as of January 25, 1990, entered into between the Company and each of the following: Tony L. Mihalovich, Ronald J. Jansen, James L. Younk, E. Gustav Malm, Larry Clark, Walker
             J. Young and Robert L. Underberg. The KEESA with James L. Younk is the only one that remains in effect [Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1992]*

 10.2 Employment Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the year ended December 31, 1993, as amended by Form 8 dated April 20, 1994]*

 10.3 Amendment to Employment Agreement, dated as of December 5, 1995, between the Company and Tony L.
             Mihalovich [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended
             December 31, 1995]*

 10.4 Stock Option Agreement, dated as of January 1, 1994, between the Company and Tony L. Mihalovich.
             [Incorporated by reference to Exhibit 10.6 at the Company's Form 10-KSB for the year ended December 31, 1993]*

---------------

     * management contract or compensatory plan or arrangement.

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

10.11 Form of 1995 Incentive Stock Option Agreement, entered into between the Company and Tony L.
                      Mihalovich (for 10,000 shares), Steven M. Smith
                      (for 2,000 shares), Larry P. Hutzler (for 2,000 shares), William L. Durkin (for 1,000 shares) and James L.
                      Younk (for 2,000 shares)*

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

---------------

     *   management contract or compensatory plan or arrangement.

     ** Certain information in this Exhibit was omitted pursuant to a request for confidential treatment. The information and the request were separately filed with the Commission.

10.17 Pledge Agreement, dated as of May 31, 1995, entered into between the Company and Hans-Rudolf Ammann, Jolanda Ammann, Konrad Bachmaier and Thomas Ammann [Incorporated by reference to Exhibit 10.17 to the Company's Form 10-QSB for the end of the second quarter of 1995]

10.18 Summary [English Translation] of German Joint Venture Ammann Lasertechnik GmbH, March 1991 [Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1991]

10.19 Offer, Addendum and Accepted Counter-Offer between Tony L. Mihalovich and the Company regarding the Purchase of the Company's Germantown, Wisconsin property by Mr. Mihalovich [Incorporated by reference to Exhibit 10.21 to the Company's Form 10-QSB for the end of the third quarter of 1996]

10.20 Lease dated October 31, 1996, entered into between the Company and Tony L. Mihalovich [Incorporated by reference to Exhibit 10.22 to the Company's Form 10-QSB for the end of the third quarter of 1996]

27     Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter of 1997.

                                   SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVID WHITE, INC.
                        --------------------------------
                                  (Registrant)




                            /s/  Tony L. Mihalovich
                        --------------------------------
                               Tony L. Mihalovich
                                  (President)



                              /s/  James L. Younk
                        --------------------------------
                                 James L. Younk
                            (Vice President-Finance)




Date:           May 9, 1997
     --------------------------------