Form 10KSB40/A
period 1996-12-31
WHITE DAVID INC
filed 1997-07-23
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,351,173 as of July 8, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 1, 1997: 457,323.



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

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.

     David White's common stock is traded in the over-the-counter market and is quoted on NASDAQ under the symbol DAWH. The high and low bid prices occurring during each quarter for 1996 and 1995 are set forth in the table below. The prices represent inter-dealer quotations and do not include adjustments for retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 1996, there were approximately 273 stockholders of record of David White, Inc. common stock.


BID PRICES OF COMMON SHARES


                             1996               1995
                        High      Low       High    Low
First Quarter          $12 7/8  $11 1/2   $11 3/4  $8 3/4
Second Quarter          11 5/8   11 1/2    11 3/4   9 1/2
Third Quarter           11 1/2   10        11       9 3/4
Fourth Quarter          11 1/4    7 1/2    12       9 3/4


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Sales for 1996 of $13.4 million were down $1.9 million from 1995's sales of $15.3 million. Most of the decrease, or $1.6 million is attributed to the inclusion of the former Swiss subsidiary, Ammann Lasertechnik, AG, for the first five months of 1995. The subsidiary was sold in May, 1995. David White, Inc.'s sales, exclusive of Ammann, are down 2% for 1996. Shipments of laser products at David White increased 22% while sales of optical products declined 9%. Gross margins increased slightly in 1996 to 23.5% from 23.3% in 1995. The Company reduced inventories by $930,000 in 1996. Reducing inventories decreases profits temporarily by reducing the Company's ability to absorb normal manufacturing overhead into inventory. Selling and administrative expenses declined 27%, primarily due to the inclusion of Ammann's selling and administrative expenses in 1995 and a one-time charge in 1995 of $523,000 for converting a costly defined benefit pension plan into a much less expensive 401(k) program.
Other income of $185,000 included a $153,000 gain resulting from the sale of the Company's corporate office. The Company intends to lease a smaller facility for its executive offices beginning in late fall of 1997. Interest expense declined slightly as the Company reduced its debt levels with the cash generated from the sale of the corporate office and reduction of inventories.

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

     The deteriorating U.S. dollar made the products from Switzerland too expensive to compete effectively in the U.S. market, resulting in losses. The price negotiated was higher than the book value of Ammann but not enough to cover the $1.1 million of goodwill remaining as of May 31, 1995. The loss of $575,000, net of tax benefit, included the write-off of the remainder of goodwill of $1.1 million.

     Working capital increased to $4.0 million at the end of 1996 from $3.7 million at the end of 1995. The Company's current ratio at the end of 1996 was 4:3:1 versus 2:5:1 at the end of 1995.

LIQUIDITY

     Each year receivables increase during the first quarter as the Company offers a deferred payment program to its key distributors. The deferred payment program allows for shipments from November 1 through the end of February with payments due as follows: 1/3 due April 1; 1/3 due May 1; and 1/3 due June 1. The deferred payment program defers between $2,500,000 and $3,000,000 of the Company's reeivables.

     The Company currently has available a domestic bank revolving line of credit to meet its short term borrowing needs. The amount available under the line of credit is adjusted periodically according to seasonal requirements, and ranges from $1,750,000 to $2,000,000. Borrowings against the line of credit are payable on demand with interest payable monthly at the prime rate. As of December 31, 1996, the Company had no borrowings against its line of credit. The Company will be increasing its outstanding borrowings in the first quarter of 1997 as payments are deferred under its deferred payment program. The Company will be reducing its outstanding borrowings in the second quarter of 1997 as the deferred payments are collected.

     Because the Company's products are used primarily in the construction industry, the Company's long-term liquidity is based largely on the construction industry's expenditures. It is difficult to predict the amount of such expenditures long-term, because of the seasonal and cyclical nature of the construction industry. The Company therefore does not predict liquidity on a long-term basis.

CAPITAL RESOURCES

     The Company did not have any significant outstanding capital commitments at year-end.

KNOWN TRENDS OR UNCERTAINTIES

     As the Company's products are used primarily in the construction industry, it is difficult to project trends as the construction industry's expenditures are subject to variation and have been affected in recent years by recessionary cycles and changes in interest rates. The outlook for 1997 appears to be stable.

Item 7.  Financial Statements.

FINANCIAL STATEMENTS

BALANCE SHEET                                                  December 31,1996


ASSETS
Current Assets:
  Cash and cash equivalents ...................................... $   47,000
  Trade accounts receivable, less allowance of $95,000 (Note 3) ..  1,315,000
  Inventories (Note 3) ...........................................  3,681,000
  Prepaid expenses and other current assets.......................    142,000
                                                                   ----------
    Total Current Assets .........................................  5,185,000

Other Assets:
   Technology and patents, less accumulated
     amortization of $71,000 .....................................    141,000
  Intangible pension asset (Note 5) ..............................    107,000
  Deferred income taxes (Note 6) .................................     31,000
  Other ..........................................................     23,000
                                                                   ----------
    Total Other Assets ...........................................    302,000

Property, plant and equipment at cost (Note 3):
  Land ...........................................................     36,000
  Buildings and improvements .....................................  1,524,000
  Machinery and equipment ........................................  6,011,000
                                                                   ----------
                                                                    7,571,000

  Less accumulated depreciation ..................................  5,755,000
                                                                   ----------
                                                                    1,816,000
                                                                   ----------

                                                                   $7,303,000
                                                                   ----------

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Trade accounts payable ........................................  $  354,000
  Accrued wages and amounts withheld from employees .............     255,000
  Accrued retirement plan costs .................................     129,000
  Other accrued liabilities .....................................     246,000
  Current maturities of long-term debt (Note 3) .................     225,000
                                                                   ----------
    Total Current Liabilities ...................................   1,209,000

Long-term debt, less current maturities (Note 3) ................     958,000

Long-term pension liability (Note 5) ............................     133,000

Stockholders' Investment (Notes 3 and 4):
  Preferred stock, par value $1 a share: Authorized
      1,000,000 shares; none issued
  Common stock, par value $3 a share: Authorized
      5,000,000 shares; issued 692,240 shares ...................   2,077,000
  Additional paid-in capital ....................................   1,024,000
  Retained earnings .............................................   4,222,000
  Additional pension liability (Note 5) .........................     (26,000)
  Treasury stock at cost--234,917 shares ........................  (2,294,000)
                                                                   ----------
                                                                    5,003,000
                                                                   ----------
                                                                   $7,303,000
                                                                   ----------


 The accompanying notes are an integral part of these Financial Statements.

FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                                 --------------------------
                                                         1996          1995
    Revenues:
       Net sales ..............................   $13,372,000   $15,278,000
       Interest and other income ..............       185,000        38,000
                                                  -----------   -----------
                                                   13,557,000    15,316,000
    Cost and expenses:
       Cost of goods sold .....................    10,235,000    11,422,000
       Selling and administrative expenses ....     2,554,000     3,061,000
       Loss on sale of subsidiary .............                     722,000
       Loss on termination of pension plan ....                     523,000
       Environmental expenses .................        17,000       297,000
       Interest expense .......................       284,000       290,000
                                                  -----------   -----------
                                                   13,090,000    16,315,000

       Earnings (loss) before income taxes ....       467,000      (999,000)
       Income tax expense (benefit) (Note 6)...       140,000      (147,000)
                                                  -----------   -----------
       Net earnings (loss) ....................   $   327,000   $  (852,000)
                                                  -----------   -----------
       Net earnings (loss) per share (Note 7)..   $       .72   $     (1.75)
                                                  -----------   -----------

STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                          Years ended December 31,1996 and 1995
                            -------------------------------------------------------------------------------------------------
                                Common Stock         Additional     Retained       Additional    Cumulative    Treasury
                             ----------------------   Paid-In       Earnings        Pension      Translation     Stock
                              Shares      Amount      Capital                      Liability     Adjustment
Balances at
  January 1, 1995 ........   692,240    $2,077,000    $1,024,000    $4,747,000    $ (362,000)    $ 83,000     $(1,537,000)
  Net loss .......................................................... (852,000)
  Currency translation
    adjustments ................................................................................. (83,000)
  Additional
    pension liability (Note 5)...................................................... 292,000
  Receipt of common stock
    from sale of subsidiary .................................................................................... (757,000)
--------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1995          692,240     2,077,000     1,024,000     3,895,000       (70,000)           0      (2,294,000)
  Net earnings ....................................................... 327,000

  Reduction of
    pension liability (Note 5) ...................................................... 44,000
                            --------    ----------    ----------    ----------     ---------     --------     -----------

Balances at
  December 31, 1996          692,240    $2,077,000    $1,024,000    $4,222,000     $ (26,000)    $      0     $(2,294,000)
                            --------    ----------    ----------    ----------     ---------     --------     -----------


  The accompanying notes are an integral part of these Financial Statements.

FINANCIAL STATEMENTS

STATEMENTS
OF CASH FLOWS


                                                                    Years ended December 31,
                                                               -----------          ----------
                                                                      1996               1995
Cash flows from operating activities:
  Net earnings (loss) .......................................  $   327,000          $(852,000)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Depreciation..........................................      419,000            388,000
       Amortization of intangible assets.....................       55,000             75,000
       Gain on sale of building .............................     (153,000)
       Loss on sale of subsidiary............................                         722,000
       Deferred income taxes.................................      116,000           (147,000)

       Change in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable .............................      164,000            305,000
            Inventories .....................................      930,000           (701,000)
            Prepaid expenses and other assets ...............      (13,000)           137,000
         Increase (decrease) in:
            Accounts payable and accrued expenses ...........     (501,000)           (16,000)
            Income taxes ....................................                         (89,000)
                                                               -----------          ---------

       Net cash provided by (used in) operating activities ..    1,344,000           (178,000)
                                                               -----------          ---------
Cash flows from investing activities:
  Additions to property, plant and equipment ................     (292,000)          (733,000)
     Cash proceeds from sale of building ....................      675,000
                                                               -----------          ---------
       Net cash provided by (used in) investing activities...      383,000           (733,000)
                                                               -----------          ---------

Cash flows from financing activities:
  Principal payments on long-term debt ......................     (966,000)          (283,000)
  Net (decrease) increase in notes payable to bank...........     (714,000)           297,000
                                                               -----------          ---------

     Net cash (used in) provided by financing activities ....   (1,680,000)            14,000
                                                               -----------          ---------

Effect of exchange rate changes on cash .....................            0              5,000
                                                               -----------          ---------

Net increase (decrease) in cash and cash equivalents                47,000           (892,000)

Cash and cash equivalents at beginning of year ..............            0            892,000
                                                               -----------          ---------
Cash and cash equivalents at end of year ....................  $    47,000          $       0
                                                               -----------          ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest ...............................................  $   284,000          $ 290,000
     Income taxes, net of refunds............................       50,000            155,000


  The accompanying notes are an integral part of these Financial Statements.

NOTES TO
FINANCIAL STATEMENTS

1: COMPANY BUSINESS AND ACCOUNTING POLICIES

David White, Inc. (the "Company") is engaged in the manufacture of surveying instruments and lasers and is a distributor of certain other products. The Company operates predominantly in the construction industry within the United States and Europe. The Company's significant accounting policies are summarized as follows:

     Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

     Inventories -- Inventories are stated on the basis of the lower of cost or market, including material, labor and manufacturing overhead. Cost is determined under the first-in, first-out method. It is not practical to segregate the components of raw material, work-in process and finished goods at the balance sheet date, since the breakdown is possible only as a result of a physical inventory which is taken at a date different than the balance sheet date. The Company's estimate as of December 31, 1996 was that finished goods represented 30% of total inventory, and that raw material and work-in process represented 70% of total inventory.

     Property, Plant and Equipment - The Company provides depreciation over the estimated useful lives (3 to 32 years) of the respective assets using the straight-line method.

     Intangible Assets - Technology and patents are being amortized over their estimated lives, which range from 5 to 8 years. Deferred financing costs are being amortized on a straight-line method over the term of the related debt agreement.

     Research and Development Costs - Research and development costs are expensed as incurred and totaled $327,000 and $399,000 in 1996 and 1995, respectively.

     Fair Value of Financial Instruments - The Company believes the carrying amount of its financial instruments is a reasonable estimate of the fair value of these instruments.

     Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Environmental Expenses -- Based on management's estimates using data supplied by an independent environmental consulting firm, the Company recorded a $200,000 environmental reserve in the fourth quarter of 1995 to cover the primary expenses related to an agreement with the State of Wisconsin to settle a claim to clean up contamination caused by the leakage from an underground storage tank. These primary expenses consisted of the purchase and installation of monitoring equipment. Actual environmental expenses for 1995 totalled $297,000, which included the purchase and installation of the monitoring equipment as well as the determination of the scope of the contamination, negotiations with the Wisconsin Department of Natural Resources, and remediation of the contamination. The Company does not anticipate a need for further remediation or determination of the scope of contamination. On an ongoing basis, the Company will incur costs to monitor the environmental systems that it has put in place. These monitoring costs consist of collecting water samples and submitting them for testing. As discussed under "Use of Estimates" above, the Company estimates the costs to monitor the environmental system to be disclosed as expenses in operations each year. The Company does not expect these expenses to be material in future years. The Company does not believe that there will be any recovery from third parties to cover the environmental costs.

     Impairment of Long-Lived Assets -- Long-lived assets include a minor amount of technology and patents, exclusive of property, plant and equipment (PPE). The Company continues to evaluate PPE on an undiscounted cash flow basis and believes there is no impairment. The implementation of SFAS 121 has had no material impact on the Company's financial statements.

2: SALE OF FOREIGN SUBSIDIARY

The Company sold its 90% interest in the outstanding capital stock of Ammann Lasertechnik AG on May 31, 1995. The transaction was summarized as follows:


             Net carrying value of assets sold            $(691,000)
             Write-off of goodwill                       (1,123,000)
             Fair market value of Company common
              stock received                                 757,000
             Other assets received, net                      335,000
                                                         -----------
            Loss on sale of subsidiary                      (722,000)
            Tax benefit                                      147,000
                                                         -----------
            Loss on sale of subsidiary, net of taxes       $(575,000)
                                                         -----------


Net sales for the subsidiary to unrelated parties during 1995 were approximately $1,601,000. Net losses incurred by the subsidiary for 1995 were approximately $77,000.

3: BANK LINES OF CREDIT AND LONG-TERM DEBT

Long term debt consists of a term note with a domestic bank which is payable in monthly installments of $26,500, including interest at 8.5%, through August, 2001. The term note is collateralized by a first mortgage on the Company's manufacturing facilitiy and a second lien on the Company's accounts receivable, inventory and equipment. The loan agreement contains restrictions with respect to levels of working capital ($1,000,000 on December 31, 1996) and net worth ($5,000,000 on December 31, 1996) and minimum debt-to-net worth and current ratios. In addition, capital expenditures are limited to a specified level each year. The term note is 70% guaranteed by the Rural Economic and Community Development Service.

The aggregate scheduled future maturities for the fiscal years ending December 31 are as follows:


                         1997             225,000
                         1998             245,000
                         1999             267,000
                         2000             291,000
                   Thereafter             155,000
                                       ----------
                                       $1,183,000
                                       ==========


The Company currently has available a domestic bank revolving line of credit to meet its short term borrowing needs. The amount available under the line of credit is adjusted periodically according to seasonal requirements and ranges from $1,750,000 to $2,000,000. Borrowings against the line are payable on demand with interest payable monthly at the prime rate. The Company had no borrowings under the line at December 31, 1996. The line renews annually in September. Borrowings under the line of credit are based on a percentage of qualified accounts receivable and inventory (the borrowing base), which are secured under the related agreement. The agreement contains the same restrictions described above related to the term note.

4: STOCK RIGHTS PLAN AND EMPLOYEE STOCK OPTION PLAN

In 1988, the Company made a dividend distribution of one Common Stock Purchase Right on each outstanding share of common stock. The Rights are exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer that would result in such a person or group owning 20% or more of the common stock. When exercisable, each Right entitles the holder thereof to purchase one share of common stock at an exercise price of $35.00. Further, upon the occurrence of certain defined events, the Rights are modified to entitle the holder to purchase common stock of the Company or common stock of an "acquiring person" having a market value equivalent to two times the exercise price of the Right. At no time do the Rights have any voting power. The Rights expire on September 29, 1998. The Company is entitled to redeem the Rights at $0.01 per Right until ten days (subject to extension) after a public announcement that a 20% or more position has been acquired, at which time they become nonredeemable. At December 31, 1996, 457,323 shares of common stock were reserved for issuance upon exercise of the Rights.

In 1992, the stockholders approved the issuance of up to 32,000 shares of common stock under an incentive stock option plan. Options granted are exercisable in varying increments and at various times as determined by the Compensation Committee of the Board of Directors. The option period cannot exceed ten years from the date of the grant and the options can be granted until January, 2002, under this plan. In 1995, the stockholders approved the issuance of up to 50,000 shares of common stock under a new incentive stock option plan with terms similar to the 1992 plan described above. The options can be granted until February, 2005. The following table summarizes stock option activity for the years ended December 31, 1996 and 1995.


                                                         Shares
                                            Reserved   Outstanding  Available
                                                         Options

Balances, January 1, 1995
$6.50 - $10.44 per share ..............     33,200       33,200           0
Reserved ..............................     50,000                   50,000
Expired -$6.50-$10.44 per share .......     (1,200)      (7,950)      6,750
                                            ------       ------      ------

Balances, December 31, 1995
$6.50 -$6.88 per share ................     82,000       25,250      56,750
                                            ------       ------      ------

Granted ...............................         --           --          --
Exercised .............................         --           --          --
Expired ...............................         --           --          --

Balances, December 31, 1996
$6.50 - $6.88 per share ...............     82,000       25,250      56,750
                                            ------       ------      ------

Options exercisable
  at December 31,1996
  $6.50-$6.88 per share .................                25,250
                                                         ------


In the event of a change in control of the Company, all options become exercisable and those holding options shall have the right to require the Company to purchase their options. The purchase price of the options will be the excess of the greater of the market value of the Company stock or highest tender offer price paid over the option price.

In 1990, the Company issued a nonqualified stock option to its former Chairman of the Board of Directors, providing for the purchase of 16,000 shares of common stock at $10 per share. In January, 1994, the option became fully vested and is exercisable in whole or in part until January, 1998. The option expires upon the death of the optionee.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Because the Company did not grant any stock options during either 1995 or 1996, there would be no impact on proforma net income or earnings per share under SFAS No. 123.

5: EMPLOYEE BENEFIT PLANS

The Company has a certain defined benefit pension plan covering certain non-union employees. The non-union plan contains provision for benefits relating to past service based on an employee's compensation and years of service at the time the plan became effective.

The Company's funding policy for the plan is consistent with the funding requirements of federal law and regulations.
The following table sets forth the non-union past service plan's funded status as estimated by consulting actuaries as of October 1,1996 and the amounts recognized in the Company's financial statements:


Actuarial present value of
 benefit obligations:
 Accumulated benefit
 obligation, entirely vested                          $ 574,000
                                                      ---------

Projected benefit obligation for
 service rendered to date                             $ 574,000
Plan assets at fair value
 (government obligations,
 mutual stock funds and
 money market funds)                                    369,000
                                                      ---------

Projected benefit obligations
 in excess of plan assets                              (205,000)
Unrecognized net loss                                    26,000
Unrecognized net obligation at January 1,1987
 being amortized over 15 years                          107,000
Additional minimum liability                           (133,000)
                                                      ---------

Pension liability recognized in
 the consolidated balance sheet                       $(205,000)
                                                      ---------



Net periodic pension cost for the Company's non-union plan included the following components:



                                                                                                        1996           1995
Interest cost on projected benefit obligation ......................................................     $ 38,000       $ 43,000
Actual return on plan assets .......................................................................      (41,000)       (49,000)
Net amortization and deferral ......................................................................       33,000         45,000
                                                                                                         --------       --------
Total pension expense ..............................................................................     $ 30,000       $ 39,000
                                                                                                         ========       ========



The weighted average discount rate and expected long term rate of return used to develop the periodic pension costs for the above plan was as follows:

                           1996         1995
  Discount rate           7.25%        6.25%
  Expected long-term
    return on assets      7.75%        7.75%

The Company has reflected those provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," which require recognition in the balance sheet of an additional minimum liability and intangible asset for pension plans with accumulated benefits in excess of plan assets. Because the asset recognized may not exceed the amount of unrecognized prior service cost, the excess is reported as a separate reduction of stockholders' investment.

NOTES TO
FINANCIAL STATEMENTS

In addition, the Company has contributory 401(k) savings plans covering substantially all employees, under which eligible participants may elect to contribute a specified percentage of their compensation, subject to certain limitations. The Company makes contributions subject to certain limitations. Company contributions vest over a five-year period at a rate of 20% per year. Contributions charged to operations under the plans aggregated approximately $81,000 and $45,000 for the years ended December 1996 and 1995, respectively.

In the fourth quarter of 1995, the accumulated benefit obligation of the Company's defined benefit pension plan covering all union members was settled by the purchase of a non-participating group annuity contract or a lump-sum distribution for retired participants and lump sum distributions to active participants. Active participants were given the option to transfer their distributions into a 401(k) plan begun on January 1, 1996. The settlement was accounted for in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and resulted in a pre-tax loss to the Company of approximately $523,000. Pension expense related to this plan for the years ended December 31, 1995 was $70,000.

The Company has Key Executive Employee and Severance Agreements with certain officers and key employees which provide for severance pay of up to two years salary in the event of a change in control of the Company, as defined, and subsequent termination of employment.


6: INCOME TAXES

Income tax expense (benefit) consists of the following:

                 Year ended December 31,
                      1996          1995
Current ......   $  24,000    $        0
Deferred .....     116,000      (147,000)
                 ---------    ----------
                 $ 140,000    $ (147,000)
                 =========    ==========

A reconciliation of statutory federal tax rate and effective rates is as follows:

                                    Year ended December 31,
                                       1996            1995
Statutory federal rate                34.0%         (34.0)%
Net operating loss and tax credit
 carryforward adjustment              (4.0)          26.6
Nondeductible amortization              --           (2.6)
Other                                   --           (4.7)
                                      ----          -----
                                      30.0%         (14.7)%
                                      ====          =====

The tax effects of temporary differences, tax credit carryforwards and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                         December 31,
                                                                  1996           1995
Deferred tax assets
  Inventory ................................................  $168,000       $233,000
  Liabilities and reserves .................................   198,000        292,000
  Tax credits and net operating loss carryforwards .........   465,000        539,000
                                                              --------       --------

                                                                  1996           1995
  Gross deferred tax assets ................................   831,000      1,064,000
  Valuation allowance ......................................  (559,000)      (648,000)
                                                              --------       --------
                                                               272,000        416,000
Deferred tax liabilities
  Property, plant and equipment ............................   215,000        207,000
  Other ....................................................    26,000         62,000
                                                              --------       --------
                                                               241,000        269,000
                                                              --------       --------

  Net deferred tax asset ...................................  $31,000        $147,000
                                                              =======        ========

At December 31, 1996, the Company had alternative minimum tax credit carryforwards totaling $196,000, which expire in various years through 2008. The Company has state net operating carryforwards of $352,000 which expire through 2007, and capital loss carryforwards of $520,000 which expire in 2010.

7.  RELATED PARTY TRANSACTIONS - FOURTH QUARTER EVENT

During the fourth quarter of 1996, the Company sold the building which housed its office headquarters to the Company President. The building had a net book value of $522,000 and was sold for cash of $675,000 resulting in a gain of $153,000. The purchase price was determined based on negotiations between the Company President and the Board of Directors and included an independent appraisal of the building's value.

The Company then entered into a short term lease with the Company President for the facility. The monthly rental related to this lease is $10,600.

8: EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share of common stock is based upon net (loss) earnings divided by the weighted average shares outstanding. Weighted average shares outstanding for the years ended December 31, 1996 and 1995 were 457,323 and 486,698 shares, respectively.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of David White, Inc.:

We have audited the accompanying balance sheet of David White, Inc. and subsidiary as of December 31, 1996, and the related statements of operations, stockholders' investment, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of David White, Inc. at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Milwaukee, Wisconsin
January 31, 1997

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

Item 13.     Exhibits and Reports on Form 8-K.

     (a)     The following documents are filed as a part of this report:

                                                               Page Reference
                                                               --------------

                                                                    1996
                                                                 Form 10-KSB
                                                                 -----------
l.       Financial Statements.
         --------------------

         Consolidated Balance Sheet at                                8
         December 31, 1996

         For the years ended December 31, 1996,
         and 1995:

                 Consolidated Statements of
                 Operations                                           9

                 Consolidated Statements of
                 Stockholders' Investment                             9



                  Consolidated Statement of Cash Flows                        10

                  Notes to Consolidated Financial                          11-13
                  Statements

         Independent Auditors' Report                                         13

2.       Exhibits.
         ---------

         3.1     Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
                 May 8, 1992]

         3.2     By-Laws, as amended through January 29, 1997 [Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1996]

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DAVID WHITE, INC.


Date:   7/23/97                          By:  /s/ Tony L. Mihalovich
     ---------------                          ----------------------------
                                              Tony L. Mihalovich,
                                               President, Chief Executive
                                               Officer, Director


Date:   7/23/97                          By:  /s/ James L. Younk
     ---------------                          ----------------------------
                                              James L. Younk, Treasurer,
                                               Chief Financial Officer

        In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  7/23/97                           By:  /s/ Michael S. Ariens
     ---------------                          ----------------------------
                                              Michael S. Ariens,
                                               Director


Date:   7/23/97                          By:  /s/ R. Ron Heiligenstein
     ---------------                          ----------------------------
                                              R. Ron Heiligenstein,
                                               Director


Date:   7/23/97                          By:  /s/ Charles D. Jacobus
     ---------------                          ----------------------------
                                              Charles D. Jacobus,
                                               Director

Date:   7/23/97                          By:  /s/ Marshall A. Loewi
     ---------------                          ----------------------------
                                              Marshall A. Loewi,
                                               Director

                                 EXHIBIT INDEX

                                                                                                                        SEQUENTIAL
         DESCRIPTION                                                                                                     PAGE NO.
         -----------                                                                                                    ----------
3.1      Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
         May 8, 1992]                                                                                                       N/A

3.2      By-Laws, as amended through January 29, 1997 [Incorporated by reference to Exhibit 3.2 to the Company's
         Form 10-KSB for the year ended December 31, 1996]                                                                   18

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