Form 10QSB/A
period 1997-03-31
WHITE DAVID INC
filed 1997-07-23
CIK 82414

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                FORM 10-QSB/A

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

        Class                        Outstanding at July 15, 1997 Common Stock,
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

                               DAVID WHITE, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto in the Company's latest annual report on Form 10-KSB/A.

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

4. Accounting Standard to be Adopted. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under the accounting and disclosure requirements promulgated in the statement, the Company must adopt the provisions in its year ending December 31, 1997. SFAS 128 is effective for fiscal years ending after December 15, 1997. The Company is currently evaluating the accounting and disclosure alternatives provided for under the provisions of the statement.

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

RESULTS OF OPERATIONS
---------------------

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------

Sales of $4.13 million for the first quarter of 1997 were up 4% from 1996's arter sales of $3.95 million. On the higher volume, gross margins also improved. For the first quarter of 1997, gross margins improved to 28.2% from
28.0% in 1996.   Selling and administrative expenses were up 4% or $30,000 on the 4% increase in sales. Interest expense for the first quarter of 1997 was down $44,000 due to a significant decrease in bank borrowing. The Company has reduced inventories $1.5 million since March 31, 1996. Much of this reduction was the direct result of the installation of a new manufacturing software package during the second quarter of 1996. Extensive training along with the new software allowed for an enhanced ability to automatically replenish inventory, thereby allowing the Company to decrease the size of its inventory. Net earnings improved from $228,000 for the first quarter of 1996 to $268,000 for the first quarter of 1997.

The working capital at the end of the first quarter 1997 improved to $4.2 from $3.9 million at the end of the first quarter 1996. The Company's current ratio at the end of the first quarter 1997 improved to 2.4:1 from 1.9:1 at the end of the first quarter 1996.

LIQUIDITY
---------

Each year receivables increase during the first quarter as the Company offers a deferred payment program to its key distributors. The deferred payment program allows for shipments from November 1 through the end of February with payments due as follows: 1/3 due April 1; 1/3 due May 1; and 1/3 due June 1. The deferred payment program defers between $2,500,000 and $3,000,000 of the Company's receivables.

The Company currently has available a domestic bank revolving line of credit to meet its short term borrowing needs. The amount available under the line of credit is adjusted periodically according to seasonal requirements, and ranges from $1,750,000 to $2,000,000. Borrowings against the line of credit are payable on demand with interest payable monthly at the prime rate, which was 8.5% as of March 31, 1997. As of March 31, 1997, the Company had borrowed $1,315,000 against its line of credit. The Company will be reducing its outstanding borrowings in the second quarter as the deferred payments described above are collected.

Because the Company's products are used primarily in the construction industry, the Company's long-term liquidity is based largely on the construction industry's expenditures. It is difficult to predict the amount of such expenditures long-term, because of the seasonal and cyclical nature of the construction industry. The Company therefore does not project liquidity on a long-term basis.

CAPITAL RESOURCES
-----------------

No significant capital commitments were outstanding on March 31, 1997.

KNOWN TRENDS OR UNCERTAINTIES
-----------------------------

As the Company's products are used primarily in the construction industry, it is difficult to project trends as the construction industry's expenditures are subject to variation and have been affected in recent years by recessionary cycles and changes in interest rates. The outlook for 1997 appears to be stable.


OTHER MATERIAL EVENTS
---------------------

On April 30, 1997, the Board of Directors of the Company signed a definitive agreement for the sale of the Company to Choucroute Partners, a limited liability company formed by Milwaukee, Wisconsin businessman Robert T. Foote, Jr. Under the agreement, which is subject to a financing contingency and approval by the Company's shareholders, Mr. Foote will make a $12 per share cash offer to shareholders of the Company. The sale is subject to SEC review, and the closing of the transaction is expected to occur mid-summer.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

2.1 Agreement and Plan of Merger, dated April 30, 1997 (without schedules or exhibits) [Incorporated by reference to Exhibit 2.1 to the Company's Form 10-QSB for the end of the first quarter of 1997]

3.1 Restated Articles of Incorporation [Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated May 8, 1992]

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

10.11 Form of 1995 Incentive Stock Option Agreement, entered into between the Company and Tony L.
                      Mihalovich (for 10,000 shares), Steven M. Smith
                      (for 2,000 shares), Larry P. Hutzler (for 2,000 shares), William L. Durkin (for 1,000 shares) and James L.
                      Younk (for 2,000 shares) [Incorporated by reference to
                      Exhibit 10.11 to the Company's Form 10-QSB for the end of the first quarter of 1997]*

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




Date:         July __, 1997
     --------------------------------